Form 10-Q
period 2013-06-30
Liquid Holdings Group, Inc.
filed 2013-09-09
CIK 1562594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 001-36024

LIQUID HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3252142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Third Avenue, 39th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 293-1836

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of August 16, 2013, there were 24,466,128 shares of the Registrant’s common stock outstanding.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor Company
		(Unaudited)
		Pro forma
	(Unaudited)	(Note 12)
	June 30, 2013	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$345,466	$345,466	$1,380,078
Note receivable from related party - QuantX Management, LLP	-	-	2,250,000
Deferred offering costs	7,090,303	7,090,303	3,476,427
Other receivable	1,271,662	1,271,662	1,637,075
Prepaid expenses and other current assets	211,547	211,547	119,417
Total current assets	8,918,978	8,918,978	8,862,997

Property and equipment, net	380,700	380,700	325,285

Other assets:
Due from related parties	359,030	359,030	359,030
Deposits	540,653	540,653	478,258
Other intangible assets, net of amortization of $6,323,362 and $2,742,518	15,159,281	15,159,281	18,740,125
Goodwill	13,182,936	21,198,936	13,182,936
Total other assets	29,241,900	37,257,900	32,760,349

TOTAL ASSETS	$38,541,578	$46,557,578	$41,948,631

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,940,766	$5,940,766	$3,199,869
Due to related parties	285,486	285,486	61,873
Deferred income	13,838	13,838	2,062
Deferred tax liability	259,995	2,860,000	268,160
Total current liabilities	6,500,085	9,100,090	3,531,964

Long-term liabilities:
Deferred rent	90,036	90,036	51,338
Contingent consideration payable on Fundsolve acquisition	1,605,129	1,605,129	1,561,000
Deferred tax liability	253,059	2,783,600	429,100

Total liabilities	8,448,309	13,578,855	5,573,402

Commitments and contingencies (Note 5)

Members' equity:
Capital contributed (21,000,012 and 17,791,284 common shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	95,116,792	95,116,792	74,639,166
Accumulated deficit	(65,022,368)	(62,136,914)	(38,245,864)
Accumulated other comprehensive income (loss)	(1,155)	(1,155)	(18,073)
Total members’ equity	30,093,269	32,978,723	36,375,229

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$38,541,578	$46,557,578	$41,948,631

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Successor Company				Predecessor Company
				Pro forma
				(Note 12)
	Three Months	Period from	Six Months	Six Months	Three Months	Six Months
	Ended	April 24, 2012 to	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Revenues:
Brokerage activities	$726,795	$163,551	$1,872,647	$1,872,647	$61,651	$61,651
Software services	667,159	-	1,283,771	1,283,771	-	-
	1,393,954	163,551	3,156,418	3,156,418	61,651	61,651

Cost of revenues:
Brokerage activities	500,945	82,887	1,248,192	1,248,192	44,352	44,352
Software services	648,307	-	1,225,467	1,225,467	-	-
	1,149,252	82,887	2,473,659	2,473,659	44,352	44,352
Gross profit	244,702	80,664	682,759	682,759	17,299	17,299

Operating expenses:
Compensation	6,851,735	8,262,374	8,939,191	8,939,191	103,878	152,591
Consulting fees	11,630,299	2,822,466	11,955,031	11,955,031	7,500	13,270
Depreciation and amortization	1,824,903	184,750	3,649,245	3,649,245	10,434	15,404
Professional fees	425,591	1,127,876	1,002,138	1,002,138	49,793	66,532
Rent	316,627	125,611	607,321	607,321	92,124	199,838
Computer related and software development	223,293	47,914	331,322	331,322	47,638	80,510
Other	741,776	215,960	1,124,581	1,124,581	35,239	64,351
Impairment of goodwill and intangible assets	-	-	-	-	3,300,000	3,300,000
Total operating expenses	22,014,224	12,786,951	27,608,829	27,608,829	3,646,606	3,892,496
Loss from operations	(21,769,522)	(12,706,287)	(26,926,070)	(26,926,070)	(3,629,307)	(3,875,197)

Non-operating income (expense):
Unrealized loss on contingent consideration payable	(9,510)	-	(44,129)	(44,129)	-	-
Gain on contingent consideration payable	-	-	-	-	3,300,000	3,300,000
Interest and other, net	(388)	10,719	9,489	9,489	63	63
Total non-operating expense	(9,898)	10,719	(34,640)	(34,640)	3,300,063	3,300,063
Loss before income taxes	(21,779,420)	(12,695,568)	(26,960,710)	(26,960,710)	(329,244)	(575,134)
Income tax benefit	112,231	34,278	184,206	2,026,300	-	-
Net loss	(21,667,189)	(12,661,290)	(26,776,504)	(24,934,410)	(329,244)	(575,134)
Other comprehensive income (loss):
Foreign currency translation	2,359	(7,144)	16,918	16,918	-	-
Total comprehensive loss	$(21,664,830)	$(12,668,434)	$(26,759,586)	$(24,917,492)	$(329,244)	$(575,134)

Basic and diluted earnings (loss) per share	$(1.04)	$(1.01)	$(1.31)	$(1.22)	$-	$-

Weighted average number of common shares outstanding during the period - basic and diluted	20,873,494	12,483,782	20,422,326	20,422,326	-	-

Supplemental Information to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Software services revenues from related parties	$552,020	$-	$1,086,053	$1,086,053	$-	$-

Software services cost of revenues to related parties	$299,295	$-	$582,513	$582,513	$-	$-

Share-based compensation included in compensation	$4,679,071	$8,121,888	$5,527,933	$5,527,933	$-	$-

Share-based compensation included in consulting fees	$11,470,715	$2,404,992	$11,649,693	$11,649,693	$-	$-

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(Unaudited)

Successor Company	Common Shares	Capital Contributed	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Common Shares	Total
Balance at December 31, 2012	17,791,284	$74,639,166	$-	$(38,245,864)	$(18,073)	$-	$36,375,229

Vesting of issued restricted common shares	253,346	-	-	-	-	-	-

Capital contribution by Founder for sale of common shares to consultant below market in connection with share-based compensation, January 2013	-	38,102	-	-	-	-	38,102

Capital contribution by Founder for sale of common shares to director below market in connection with share-based compensation, January 2013	-	327,622	-	-	-	-	327,622

Issuance of common shares in connection with sales by the Company, January 2013	112,574	1,000,000	-	-	-	-	1,000,000

Issuance of common shares in connection with sales by the Company, February 2013	36,387	300,000	-	-	-	-	300,000

Capital contribution by Founders for sale of common shares to director below market in connection with share-based compensation, February 2013	-	40,250	-	-	-	-	40,250

Issuance of common shares in connection with sales by the Company, March 2013	245,136	2,000,000	-	-	-	-	2,000,000

Capital contribution by Founders for sale of common shares to consultant below market in connection with share-based compensation, March 2013	-	100,626	-	-	-	-	100,626

Capital contribution by Company for sale of common shares to consultant below market in connection with share-based compensation, April 2013	720,498	5,273,540	-	-	-	-	5,273,540

Issuance of common shares in accordance with anti-dilution provisions for certain March 2013 sales	2,402	-	-	-	-	-	-

Capital contribution by Founders for sale of common shares to consultants below market in connection with share-based compensation, May 2013	-	5,221,800	-	-	-	-	5,221,800

Capital contribution by Founder for sale of common shares to Founder below market in connection with share-based compensation, May 2013	-	1,445,000	-	-	-	-	1,445,000

Capital contribution by CEO and Employees for sale of common shares to consultant below market in connection with share-based compensation, May 2013	-	469,625	-	-	-	-	469,625

Capital contribution by Founder for sale of common shares to CEO below market in connection with share-based compensation, May 2013	-	780,000	-	-	-	-	780,000

Capital contribution by Founder for sale of common shares to director below market in connection with share-based compensation, May 2013	-	48,750	-	-	-	-	48,750

Capital contribution by Founder for sale of common shares to Founder below market in connection with share-based compensation, June 2013	-	1,445,000	-	-	-	-	1,445,000

Capital contribution by Founders for sale of common shares to consultant below market in connection with share-based compensation, June 2013	-	505,750	-	-	-	-	505,750

Issuance of common shares in accordance with 2012 Equity Plan for share-based compensation, June 2013	1,838,385	-	-	-	-	-	-

Share-based compensation	-	1,481,561	-	-	-	-	1,481,561

Foreign currency translation	-	-	-	-	16,918	-	16,918

Net loss	-	-	-	(26,776,504)	-	-	(26,776,504)

Balance at June 30, 2013 (Unaudited)	21,000,012	$95,116,792	$-	$(65,022,368)	$(1,155)	$-	$30,093,269

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(Unaudited)

Successor Company	Common Shares	Capital Contributed	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Common Shares	Total
Balance at January 17, 2012 (inception)	-	$-	$-	$-	$-	$-	$-

Issuance of common shares to Founders, April 2012	9,979,324	2,003,468	(2,003,468)	-	-	-	-

Issuance of common shares in accordance with 2012 Equity Plan for consulting services and share-based compensation, April 2012	1,623,546	10,348,136	-	-	-	-	10,348,136

Capital contribution by Founder for sale of common shares to director below market in connection with share-based compensation, April 2012	-	178,744	-	-	-	-	178,744

Issuance of common shares for the purchase of proprietary software, April 2012	868,338	-	-	-	-	-	-

Founders contribution of Futures for satisfaction of subscription receivable in May 2012	-	(6,623)	1,385,330	-	-	-	1,378,707

Issuance of common shares for the contribution of 2.5% interest of Liquid Trading Institutional, LLP, June 2012	169,453	425	-	-	-	-	425

Foreign currency translation	-	-	-	-	(7,144)	-	(7,144)

Net loss	-	-	-	(12,661,290)	-	-	(12,661,290)

Balance at June 30, 2012 (Unaudited)	12,640,661	$12,524,150	$(618,138)	$(12,661,290)	$(7,144)	$-	$(762,422)

Predecessor Company	Common Shares	Capital Contributed	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Common Units	Total
Balance at December 31, 2011	-	$620,100	$-	$(696,030)	$-	$-	$(75,930)

Owner's contributions	-	2,200,000	-	-	-	-	2,200,000

Net loss	-	-	-	(575,134)	-	-	(575,134)

Balance at June 30, 2012 (Unaudited)	-	$2,820,100	$-	$(1,271,164)	$-	$-	$1,548,936

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Predecessor
	Successor Company		Company
	Six Months	Period from	Six Months
	Ended	April 24, 2012 to	Ended
	June 30, 2013	June 30, 2012	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,776,504)	$(12,661,290)	$(575,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on contingent consideration payable	44,129	-	-
Depreciation and amortization expense	3,649,245	184,750	15,404
Share-based compensation	5,527,933	8,121,888	-
Share-based payments for consulting services	11,649,693	2,404,992	-
Other	32,883	4,878	-
Deferred tax benefit	(184,206)	(34,278)	-
Impairment of goodwill and intangible assets	-	-	(3,300,000)
Gain on settlement of contingent consideration	-	-	3,300,000
Changes in operating assets and liabilities:
Other receivable	365,413	4,950	(57,429)
Deferred offering costs	(3,613,876)	(82,686)	-
Prepaid expense and other current assets	(92,130)	-	-
Security deposit	(62,395)	(150,000)	(150,000)
Deposit with clearing organization	-	-	(250,041)
Accounts payable and accrued expenses	2,740,897	1,498,336	(4,994)
Due to related parties	(26,387)	153,025	-
Other current liabilities	11,776	-	-
NET CASH USED IN OPERATING ACTIVITIES	(6,733,529)	(555,435)	(1,022,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(97,155)	-	(277,055)
Aquisition of intangible assets	-	(35,805)	-
Cash acquired in acquisitions	-	1,374,882	-
Capital contributions in acquisitions in advance of regulatory approval	-	(2,150,000)	-
Advances to related parties	-	(125,000)	-
Note and interest receivable from related party - QuantX Management, LLP	-	(5,007,808)	-
Repayment of note from related party - QuantX Management, LLP	2,250,000	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,152,845	(5,943,731)	(277,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common shares, net of offering costs	3,300,000	11,250,000	-
Due to related parties	250,000	-	125,555
Owner's capital contributions	-	-	2,200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,550,000	11,250,000	2,325,555
Effect of exchange rate changes on cash	(3,928)	(7,144)	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,034,612)	4,743,690	1,026,306
CASH AND CASH EQUIVALENTS - Beginning	1,380,078	-	428,257
CASH AND CASH EQUIVALENTS - Ending	$345,466	$4,743,690	$1,454,563

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Predecessor
	Successor Company		Company
	Six Months	Period from	Six Months
	Ended	April 24, 2012 to	Ended
	June 30, 2013	June 30, 2012	June 30, 2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$914	$1,952	$-

Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contingent consideration on Fundsolve acquisition	$(44,129)	$-	$-

Founders contribution of Liquid Futures, LLC, May 2012	$-	$1,378,708	$-

Issuance of common shares for the contribution of Liquid Trading Institutional LLP, June 2012	$-	$17,000	$-
Capital contribution by Founders	$-	$1,511,969	$-

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

Organization

Liquid Holdings Group, LLC (“LHG,” the “Company” or the “Successor Company”), a Delaware limited liability company, was formed on January 17, 2012 with the intention of being the holding company to acquire and own a group of companies and ultimately pursue an initial public offering (“IPO”) in the United States. On July 24, 2013, the Company reorganized as a Delaware corporation and changed its name to Liquid Holdings Group, Inc. In connection with this reorganization, all of the outstanding common units of the Company were converted into shares of common stock of Liquid Holdings Group, Inc. at a ratio of 10,606.81 shares of common stock for each common unit. The accompanying financial statements have been revised to reflect the conversion of all common units and per unit amounts as if the conversion had occurred at the beginning of the periods presented. The Company’s Registration Statement, as filed with the Securities and Exchange Commission (“SEC”) on Form S-1, as amended (File No. 333-187859), became effective on July 25, 2013. On July 26, 2013, the Company’s common stock began trading on the NASDAQ Global Market under the ticker symbol “LIQD.”

The Company is the successor control entity of the Liquid Predecessor Companies (collectively, the “Predecessor Company”), which was not a legal entity, but rather a combination of certain entities and operations formed to continue and expand the Liquid organization in developing and operating a proprietary next generation technology platform that streamlines and unifies the entire trade and risk management process for the financial services community. The individual entities that comprise the Predecessor Company include:

▪	Liquid Prime Holdings, LLC (“LPH”)
▪	Liquid Prime Services, Inc. (“Prime”)
▪	Liquid Trading Holdings Limited (“Guernsey”)
▪	Centurion Capital Group, LLC (“Centurion”).

The Company’s subsidiaries that are included in the consolidation are:

▪	Liquid Futures LLC (“Futures”)
▪	Liquid Trading Institutional LLP (“Institutional”)
▪	Liquid Partners, LLC formerly known as Centurion Capital Group, LLC and Centurion Trading Partners, LLC (collectively “Centurion”)
▪	Fundsolve Ltd. (“Fundsolve”)
▪	LHG Technology Services Ltd. (“Technology”)
▪	Liquid Prime Holdings, LLC (“LPH”)
▪	Green Mountain Analytics, LLC (“GMA”)
▪	LTI, LLC (“LTI”).

The Company commenced operations on April 24, 2012, the date the founders signed a limited liability agreement of the Company and agreed to contribute certain entities owned or controlled by them to the Company.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information. All material intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Management believes that the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for the fair presentation of the results of the interim periods presented. Operating results for the three-and six-months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent period.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements included as part of its Registration Statement as filed with the SEC on Form S-1, as amended (File No. 333-187859).

Other

On June 1, 2013, the Company ceased the over-the-counter brokerage operations of Prime and Futures. Prime and Futures will continue to be a key component of the Company’s business strategy by providing agency brokerage services and facilitating the introduction of client assets to custody banking relationships.

(2) Fair Value Measurements

Fair Value Hierarchy

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices for identical assets or liabilities in active markets accessible to the Company at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Transfers between levels of the fair value hierarchy are deemed to have occurred at the end of the reporting period.

Determination of Fair Value

The categorization of an asset or liability within the fair value hierarchy is based on the inputs described above and does not necessarily correspond to the Company’s management’s perceived risk of that asset or liability. Moreover, the methods used by management may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments and nonfinancial assets and liabilities could result in a different fair value measurement at the reporting date. Descriptions of the valuation methodologies, including the valuation techniques and the input(s) used in the fair measurements for assets and liabilities on a recurring and nonrecurring basis are itemized below.

Contingent Consideration Payable

The Company’s contingent consideration is classified as a liability, and is initially measured at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805—Business Combinations Paragraph 30-25-5. The contingent consideration is remeasured at fair value at the end of each reporting period until the contingency is resolved, with any changes in fair value recognized in earnings. The Company utilizes a market approach to determine fair value and relies on Level 3 inputs. Fair value measurements are, therefore, considered Level 3 measurements. Unobservable inputs consist of valuations based upon transactions in the Company’s common units, the discount for lack of marketability, the cost of equity and estimates of the probability of an IPO occurring by a certain date.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets and long-lived assets held and used are measured at fair value in accordance with ASC Subtopic 360-10, Property, Plant, and Equipment—Overall, if a step 2 test is required. To estimate the fair value of long-lived assets held and used, the income, market, and cost approaches to value are considered. The selected approach(es) is (are) based on the specific attributes of the long-lived asset. Property, plant, and equipment is typically valued using a cost approach, while intangible assets are usually valued with an income approach. Although Level 1 and 2 inputs may be available for certain inputs to the valuation approach, reliance on Level 3 inputs is generally required and the fair value measurements are, therefore, considered Level 3 measurements. Unobservable inputs usually consist of discount rates, customer attrition rates, growth rates, royalty rates, contributory asset charges and profitability assumptions.

Goodwill

Goodwill is tested annually for impairment each July in accordance with ASC Topic 350—Intangibles-Goodwill and Other. Step 1 entails a comparison of the fair value of the recoverable amount of each reporting unit to its carrying amount. An income approach is used to derive the fair value of each reporting unit. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Unobservable inputs include discount rates, growth rates and prospective financial information.

Recurring Fair Value Measurements

The following table presents, for each level within the fair value hierarchy, the Company’s recurring fair value measurements for assets and liabilities:

	(Unaudited)	Fair Value Measurement Using
	June 30, 2013	Level 1	Level 2	Level 3
Contingent consideration payable	$1,605,129	$-	$-	$1,605,129

		Fair Value Measurement Using
	December 31, 2012	Level 1	Level 2	Level 3
Contingent consideration payable	$1,561,000	$-	$-	$1,561,000

Non-Recurring Fair Value Measurements

The following table presents, for each level within the fair value hierarchy, the Company’s non-recurring fair value measurements:

		Fair Value Measurement Using
	December 31, 2012	Level 1	Level 2	Level 3
Other intangible assets	$18,740,125	$-	$-	$18,740,125
Goodwill	13,182,936	-	-	13,182,936
	$31,923,061	$-	$-	$31,923,061

Transfers between Level 1 and Level 2

There were no transfers of financial assets or liabilities between Level 1 and Level 2, or between Level 2 and Level 3 during the periods ended June 30, 2013 and December 31, 2012.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Recurring Fair Value Measurements within Level 3

The following table presents a summary of changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Payable
	(Unaudited)
	June 30, 2013	December 31, 2012
Opening Balance	$1,561,000	$-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses for the period included in earnings:
Realized (gains) losses	-	(1,545,000)
Unrealized (gains) losses	44,129	(129,000)
Purchases, issues, sales and settlements:
Purchases	-	-
Issues	-	11,990,000
Sales	-	-
Settlements	-	(8,755,000)
Closing balance	$1,605,129	$1,561,000
Change in unrealized gains and losses for the period included in earnings at period end	$(44,129)

Financial Assets and Financial Liabilities not Measured at Fair Value

The following table summarizes the carrying amount and estimated fair value of the Company’s financial assets that are not measured at fair value either on a recurring or nonrecurring basis:

		Estimated Fair Value
June 30, 2013 (Unaudited)	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$345,466	$345,466	$-	$-	$345,466

		Estimated Fair Value
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,380,078	$1,380,078	$-	$-	$1,380,078
Note receivable from related party	$2,250,000	$-	$-	$2,255,000	$2,255,000

The following is a description of the principal valuation methods used by the Company for those financial assets that are not measured at fair value either on a recurring or non-recurring basis:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value.

Note Receivable from Related Party

In estimating the fair value of the note receivable from a related party, the Company used a discounted cash flow model. Fair value is estimated by discounting the anticipated cash flows from the loans, assuming future prepayments and using market interest rates for new loans with comparable credit risk.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Goodwill and Other Intangible Assets

Acquired Intangible Assets

			(Unaudited)
		June 30, 2013			December 31, 2012
	Amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Software and trading platform	3 years	$19,374,098	$(5,453,556)	$13,920,542	$19,374,098	$(2,244,378)	$17,129,720
Customer relationships(1)	3 years	1,261,000	(385,306)	875,694	1,261,000	(175,140)	1,085,860
Non-compete agreements(1)	Life of agreement, 24 months	646,000	(484,500)	161,500	646,000	(323,000)	323,000
Total		$21,281,098	$(6,323,362)	$14,957,736	$21,281,098	$(2,742,518)	$18,538,580
Indefinite-Lived Intangible Assets:
Broker licenses	N/A	$163,000	$-	$163,000	$163,000	$-	$163,000
Patents pending	N/A	36,545	-	36,545	36,545	-	36,545
Trade names	N/A	2,000	-	2,000	2,000	-	2,000
Total		$201,545	$-	$201,545	$201,545	$-	$201,545

(1)	Gross and net carrying amounts were reduced by $86,000 in total due to impairment during the year ended December 31, 2012.

Aggregate amortization expense for intangible assets was $1,798,416 and $3,597,986 for the three and six-months ended June 30, 2013, respectively and $184,750 for the period from April 24, 2012 to June 30, 2012. As of June 30, 2013, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

Remainder of 2013	$3,594,626
2014	6,866,252
2015	4,496,858
$14,957,736

There was no amortization expense of the Predecessor Company for the three and six-months ended June 30, 2012.

Goodwill

The Company performs its annual goodwill impairment test each July 31 to determine if the carrying amount of goodwill exceeds its fair value.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill are as follows:

		Business		(Unaudited)
	Balance at	Combinations /		Balance at
	December 31, 2012	Asset Acquisitions	Impairment Losses	June 30, 2013
Partners	$7,115,505	$-	$-	$7,115,505
Fundsolve	206,328	-	-	206,328
GMA	4,338,615	-	-	4,338,615
LTI	1,515,968	-	-	1,515,968
LPH	4,600	-	-	4,600
Futures	1,240	-	-	1,240
Institutional	680	-	-	680
Total Goodwill	$13,182,936	$-	$-	$13,182,936

		Business
	Balance at	Combinations /		Balance at
	December 31, 2011	Asset Acquisitions	Impairment Losses	December 31, 2012
Partners	$-	$8,580,157	$(1,464,652)	$7,115,505
Fundsolve	-	206,328	-	206,328
GMA	-	4,338,615	-	4,338,615
LTI	-	1,515,968	-	1,515,968
LPH	-	4,600	-	4,600
Futures	-	1,240	-	1,240
Institutional	-	680	-	680
Total Goodwill	$-	$14,647,588	$(1,464,652)	$13,182,936

(4) Certain Relationships and Related Party Transactions

Amounts recognized from transactions with related parties in the accompanying condensed consolidated balance sheets are as follows:

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Note receivable from QuantX Management, LLP	$-	$2,250,000

Due from QuantX Management, LLP	$243,030	$243,030
Due from Ferdinand Capital	116,000	116,000
Total due from related parties	$359,030	$359,030

Liabilities:
Due to related parties	$35,486	$61,873
Loan payable to Founder	250,000	-
Total due to related parties	$285,486	$61,873

Note Receivable from QuantX Management, LLP

In June 2012, the Company entered into a demand promissory note with Liquid Trading Int’l LLP, which changed its name to QuantX Management, LLP (“QuantX”) effective January 22, 2013. The note, in the principal amount of $5,000,000, is payable upon demand, but in no event no later than May 15, 2013. The note bears interest at a rate of 3% per annum which is payable upon demand. At June 30, 2013 and December 31, 2012, there was no accrued interest receivable included in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. QuantX repaid an aggregate of $2,750,000 of principal during the year ended December 31, 2012, with the remaining principal balance of $2,250,000 repaid during the period ended March 31, 2013. Total interest received over the life of the loan was $74,416. QuantX is a multi-strategy principal-only trading firm with which the founders of the Company are affiliated.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due from QuantX Management, LLP

During 2012, the Company provided payments to GMA on behalf of QuantX in relation to the development of LiquidView, a software tool which forms a component of the Company’s accounting technology platform. In addition, Partners received payments from QuantX to facilitate the payment of operating expenses. LTI also advanced funds to QuantX for various expenses prior to being acquired by the Company. These payments netted to a total of $243,030, and are included in Due from related parties in the consolidated balance sheets at June 30, 2013 and December 31, 2012.

Due from Ferdinand Capital

LTI advanced $116,000 to Ferdinand Capital during 2011. This amount is included in Due from related parties in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012. Ferdinand Capital is an entity owned by one of the founders of the Company.

Due to Related Parties

Partners and LHG incurred expenses that were paid by entities owned by one of the founders. These payments, net of any amounts repaid by the Company, totaled $35,486 and $61,873 at June 30, 2013 and December 31, 2012, respectively, and are included in Due to related parties in the accompanying condensed consolidated balance sheets.

Loan Payable to Founder

On June 13, 2013, Richard Schaeffer, one of the founders and a member of the Company’s Board of Directors, loaned the Company $250,000 to be payable in full on December 13, 2013. The loan bears interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or December 13, 2013. The proceeds of the loan were used for general working capital requirements of the Company.

On August 1, 2013, the Company repaid the principal balance of the loan in full. The amount of interest paid on the loan totaled $1,370.

Other Related Party Relationships

Certain officers and directors of the Company were also officers and directors of certain entities acquired by the Company or entities with which the Company has business relationships.

(5) Commitments and Contingencies

Legal Matters

The Company may periodically be involved in litigation and various legal matters that arise in the normal course of business, including proceedings relating to regulatory matters. Such matters are subject to many uncertainties and outcomes that are not predictable.

In November 2012, a former employee of the Company filed a complaint in the United States District Court for the Southern District of New York against Liquid Holdings Group, Richard Schaeffer (a founder of the Company), Brian Ferdinand (a founder of the Company) and entities controlled by Mr. Schaeffer. Among other claims, the complaint alleges breach of contract, breach of fiduciary duty and workplace violations. This case was voluntarily dismissed and refiled in New York Supreme Court. On March 19, 2013, the parties entered into a binding term sheet that set forth the general terms of a proposed settlement of the litigation. In accordance with the term sheet, both the Company and its founders will be jointly and severally liable for the settlement amount of $1 million. The Company and its founders agreed to an apportionment of the settlement amount and the Company accordingly accrued $250,000 for this settlement at December 31, 2012. On April 30, 2013, a Settlement Agreement and Release (the “Settlement Agreement”) was executed between all parties. The Settlement Agreement calls for consideration in the amount of $1 million to be paid as follows: $250,000 at the time of execution of the Settlement Agreement and the remaining $750,000 paid within 90 days from said execution. On April 30, 2013, the Company paid $250,000, its apportionment of the settlement amount. On July 26, 2013, Mr. Schaeffer paid the remaining $750,000 in accordance with the Settlement Agreement.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company, through its subsidiaries, entered into a fee arrangement with a law firm which called for the law firm initially billing the Company using a discounted rate, provided that upon the closing of a going public transaction, the law firm is entitled to a payment of the discounted amount plus an additional success fee. The additional fees were not accrued as of June 30, 2013, as it was not probable and was contingent upon the successful closing of a going public transaction. On July 31, 2013, the IPO was completed and, as a result, the Company accrued approximately $0.3 million in additional legal fees.

Lease Commitments

The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through March 31, 2020. Rent expense of the Successor Company for the three and six-months ended June 30, 2013 and for the period from April 24, 2012 to June 30, 2012 was $316,627, $607,321 and $125,611, respectively. Rent expense of the Predecessor Company for the three and six-months ended June 30, 2012 was $92,124 and $199,838, respectively. These amounts are recorded as Rent in the accompanying condensed consolidated statements of operations.

The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term.

At June 30, 2013, minimum future rental commitments under non-cancellable operating leases are as follows:

Year Ending December 31,
2013	$553,249
2014	1,127,260
2015	1,158,037
2016	1,189,646
2017	1,222,122
Thereafter	1,098,934
Total	$6,349,248

(6) Share-Based Compensation

On April 5, 2013, the board of managers of the Company approved the 2012 Amended and Restated Stock Incentive Plan (“2012 Amended Incentive Plan”). Subject to adjustment for certain dilutive or related events, the maximum number of shares that may be issued under this amended plan shall not exceed the number of shares equal to 15% of the total number of common shares of the Company outstanding as of April 5, 2013.

The Company recognizes compensation expense based on the grant date fair value per share over the applicable vesting period. The Company determines the fair value of equity awards granted with consideration given to valuation analyses performed by an unrelated third party valuation specialist retrospectively, utilizing a market approach based on third party purchases of the Company’s shares.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-vested restricted stock units (“RSUs”) under the 2012 Amended Incentive Plan for the three and six-months ended June 30, 2013, is presented below:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
		Weighted Average		Weighted Average
		Grant Date		Grant Date
Non-vested shares	Shares	Fair Value	Shares	Fair Value
Balance at beginning of period	643,673	$7.56	760,033	$7.54
Granted	571,985	7.42	708,971	7.46
Vested	-	-	(253,346)	(7.54)
Forfeited	-	-	-	-
Balance at end of period (Unaudited)	1,215,658	$7.49	1,215,658	$7.49

At June 30, 2013, there was $7,625,542 of total unrecognized compensation costs related to non-vested RSUs granted under the 2012 Amended Incentive Plan. This cost is expected to be recognized during the remainder of 2013 through 2016. The total fair value of shares vested during the three and six-months ended June 30, 2013 was $0 and $1,910,624, respectively.

The Company currently intends to use authorized and unissued shares to satisfy share award exercises.

At June 30, 2013, there were 1,867,761 additional shares available for the Company to grant under the 2012 Amended Incentive Plan.

(7) Members’ Equity

Expenses Paid by Founders and Employees

On January 9, 2013, one of the founders of the Company sold 43,577 common shares to a strategic partner of the Company for a purchase price of $300,000. The Company estimated the fair value of the common shares sold utilizing the market approach, which amounted to $338,102.

On January 15, 2013, one of the founders of the Company sold 90,786 common shares to a member of the Company’s Board of Directors for a purchase price of $375,000. The Company estimated the fair value of the common shares sold utilizing the market approach, which amounted to $702,622.

On February 28, 2013, two of the founders of the Company sold 18,193 common shares to a consultant for a purchase price of $100,000. The Company estimated the fair value of the common shares sold utilizing the market approach, which amounted to $140,250.

On March 12, 2013, two of the founders of the Company sold 46,096 common shares to a consultant for a purchase price of $250,000. The Company estimated the fair value of the common shares sold utilizing the market approach, which amounted to $350,625.

On May 1, 2013, the founders of the Company transferred 541,901 common shares to David Solimine and Orca Trading LLC as consideration for his previous commitment to the development and growth of the Company. The Company estimated the fair value of the common shares transferred utilizing the market approach, which amounted to $3,973,750.

On May 10, 2013, a founder of the Company transferred 191,616 common shares to another founder of the Company for no monetary consideration. The Company estimated the fair value of the common shares transferred utilizing the market approach, which amounted to $1,445,000.

On May 13, 2013, a founder of the Company sold 61,317 common shares to a consultant for a purchase price of $400,000. The Company estimated the fair value of the common shares sold utilizing the market approach, which amounted to $462,400.

On May 14, 2013, a founder of the Company sold 766,466 common shares to Brian Storms, the Company’s CEO, for a purchase price of $5,000,000. The Company estimated the fair value of the common shares sold utilizing the market approach, which amounted to $5,780,000.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 14, 2013, a founder of the Company sold 47,904 common shares to a member of the Company’s Board of Directors for a purchase price of $312,500. The Company estimated the fair value of the common shares sold utilizing the market approach, which amounted to $361,250.

On May 14, 2013, a founder of the Company, Mr. Storms and three employees transferred 104,431 common shares to D&L Partners for no monetary consideration. The Company estimated the fair value of the common shares transferred utilizing the market approach, which amounted to $787,525.

On May 14, 2013, a founder of the Company sold 70,898 common shares to a consultant for a purchase price of $500,000. The Company estimated the fair value of the common shares sold utilizing the market approach, which amounted to $534,650.

On May 15, 2013, a founder of the Company sold 191,616 common shares to D&L Partners for a purchase price of $1,350,000. The Company estimated the fair value of the common shares sold utilizing the market approach, which amounted to $1,445,000.

On May 16, 2013, a founder of the Company sold 15,329 common shares to a consultant for a purchase price of $100,000. The Company estimated the fair value of the common shares sold utilizing the market approach, which amounted to $115,600.

On May 29, 2013, two of the founders of the Company transferred 95,808 common shares to a consultant for no monetary consideration. The Company estimated the fair value of the common shares transferred utilizing the market approach, which amounted to $722,500.

On June 20, 2013, a founder of the Company transferred 191,558 common shares to another founder of the Company for no monetary consideration. The Company estimated the fair value of the common shares transferred utilizing the market approach, which amounted to $1,445,000.

On June 24, 2013, two of the founders of the Company transferred 67,035 shares to a consultant for no monetary consideration. The Company estimated the fair value of the common shares transferred utilizing the market approach, which amounted to $505,750.

As a result of these below market sales, the Company recorded share-based compensation expense of approximately $10.4 million during the six months ended June 30, 2013, representing the difference between the aggregate fair value and the purchase price.

The foregoing transactions were accounted for in accordance with ASC Paragraph 225-10-S99-4, Presentation, Income Statement—Accounting for Expenses or Liabilities Paid by Principal Stockholder(s) and ASC Paragraph 718-10-15-4, Compensation—Stock Compensation. This guidance provides that share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based payment transactions unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its employee in exchange for services rendered. As such, the value of the shares transferred by the founders and employees were reflected as an expense in the Company’s condensed consolidated financial statements with a corresponding credit to contributed capital.

Private Placements

During the six months ended June 30, 2013, the Company executed subscription agreements with private investors in the aggregate amount of $3,300,000 in exchange for 394,098 common shares of the Company. The capital raised will be used for operations and to fund the Company’s working capital.

On April 5, 2013, the Company issued to D&L Partners, LP (“D&L Partners”), an entity controlled by Douglas Von Allen, an additional 720,498 common shares of the Company in consideration of D&L Partners’ continued financial support and commitment to the development and growth of the Company. The Company estimated the fair value of the common shares issued utilizing the market approach, which amounted to approximately $5.3 million. The Company recorded a share-based payment charge of approximately $5.3 million during the six months ended June 30, 2013 as a result of this transaction.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) Income Taxes

As a limited liability company, the Company is treated as a partnership for Federal and state income tax purposes. Accordingly, no provision has been made for Federal and state income taxes in the accompanying condensed consolidated financial statements, since all items of income or loss are required to be reported on the income tax returns of the members, who are responsible for any taxes thereon. The Company is, however, subject to the New York City Unincorporated Business Tax of 4%. The difference between the statutory tax rate of 4% and the effective tax rate of 0.68% is due to share-based compensation and a 100% valuation allowance.

The Company analyzed the recoverability of recorded deferred tax assets and concluded that the full amount of the deferred tax assets will not be realized in the foreseeable future and hence, a full valuation allowance has been established.

Management believes there are no tax positions requiring recognition or disclosure under ASC Topic 740-10—Accounting for Uncertainty in Income Taxes.

(9) Net Capital Requirement

Effective March 26, 2013, Futures changed its regulatory status from a non-clearing FCM to an introducing broker. This status change reduced the regulatory capital that Futures is required to maintain from $1,000,000 to $45,000.

Institutional must maintain regulatory net capital of at least €50,000 in accordance with Financial Conduct Authority regulations.

Prime is required to maintain a net capital of at least $100,000.

In the aggregate, we were required to maintain at least approximately $210,000 in net capital across all jurisdictions. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at June 30, 2013 and December 31, 2012 are as follows:

	(Unaudited)
	June 30, 2013		December 31, 2012
	Net Capital	Excess Net Capital	Net Capital	Excess Net Capital
Futures	$219,549	$174,549	$1,139,663	$139,663
Institutional	$187,849	$122,814	$200,297	$134,222
Prime	$617,065	$517,065	$798,941	$698,941

(10) Computation of Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money share awards were exercised and converted into common shares.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net loss	$(21,667,189)	$(26,776,504)
Loss applicable to common shares	$(21,667,189)	$(26,776,504)
Weighted average common shares outstanding	20,873,494	20,422,326
Basic and diluted loss per common share	$(1.04)	$(1.31)

The calculation of diluted EPS excludes the effect of RSUs because they were determined to be anti-dilutive and, therefore, diluted EPS is the same as basic EPS.

(11) Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:

Initial Public Offering

On July 24, 2013, the Company reorganized as a Delaware corporation and changed its name to Liquid Holdings Group, Inc. and, in connection therewith, amended the 2012 Amended Incentive Plan to reflect the change in corporate form. The Company’s Registration Statement, as filed with the SEC on Form S-1, as amended (File No. 333-187859), became effective on July 25, 2013. On July 26, 2013, the Company’s common stock began trading on the NASDAQ Global Market under the ticker symbol “LIQD.” On July 31, 2013, the Company completed its IPO in which 3,175,000 shares of its common stock were sold at a public offering price of $9.00 per share. The Company received net proceeds in the IPO of approximately $17.4 million after deducting underwriting discounts and commissions of approximately $2.0 million and offering related expenses of approximately $9.3 million.

Related Party Loans

On July 1, 2013, Ferdinand Holdings, LLC, a Delaware limited liability company of which Mr. Ferdinand is the managing member, loaned the Company $250,000 to be payable in full on December 31, 2013. The loan bears interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or December 31, 2013. The proceeds of the loan were used for general working capital requirements of the Company. On August 1, 2013, the Company repaid the principal balance of the loan in full. The amount of interest paid on the loan totaled $877.

On July 11, 2013, Thomas Ross, a member of the Company’s Board of Directors, loaned the Company $250,000 to be payable in full on January 10, 2014. The loan bears interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or January 10, 2014. The proceeds of the loan were used for general working capital requirements of the Company. On August 1, 2013, the Company repaid the principal balance of the loan in full. The amount of interest paid on the loan totaled $603.

Legal Matters

On July 2, 2013 the Company received a letter from a law firm representing two individuals who were involved in the establishment and operation of the over-the-counter brokerage operations of Prime and Futures (the “OTC Operations”). The Company ceased these OTC Operations on June 1, 2013. The letter asserts certain purported breach of contract and fraudulent inducement claims against the Company, and that the Company has wrongfully withheld funds that these individuals claim are owed to them, in connection with the establishment, operation and wind-down of the OTC Operations. Among the claims made are that the Company failed to provide certain agreed-upon levels of capital to the OTC Operations, and that the Company imposed certain obligations on the OTC Operations to purchase the Company’s technology. The letter further asserts unspecified compensatory and punitive damages.

LIQUID HOLDINGS GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 23, 2013 these individuals filed a complaint in the Supreme Court of The State of New York against Liquid Holdings Group LLC, Liquid Prime Holdings LLC and Brian Ferdinand. The complaint alleges fraudulent inducement, breach of contract and unjust enrichment and seeks specified damages of up to $3 million and other compensatory and punitive damages in an amount to be determined at trial, as well as such other further relief as the court deems just, proper and equitable under the circumstances. The Company believes that the claims alleged by these individuals are without merit, and intends to defend any such claims vigorously. However, it is too early to determine whether it is reasonably possible or probable that this matter could result in a liability to the Company, and the amount of any such liability cannot be reasonably estimated at this time. Legal proceedings are inherently uncertain, and we cannot assure you that it would not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations. The Company’s prospective directors’ and officers’ insurance carrier will be excluding any coverage for claims relating to the OTC dispute. The Company is not currently subject to any other pending or, to its knowledge, threatened legal proceedings that it expects to have a material impact on its condensed consolidated financial statements.

Operating Lease

On August 12, 2013, the Company, entered into a lease agreement (the “Lease”) for approximately 13,200 rentable square feet of office space located in New York. The Company intends to use a portion of the leased premises as its new corporate headquarters (the “HQ Space”), replacing the Company’s existing headquarters in the same building, and the remainder (the “BD/IB Space”) as offices for Prime and Futures, the Company’s broker dealer and introducing broker subsidiaries, respectively. The Company will relocate, and payments on the Lease will commence, upon completion of work in the new space, which is expected to be during the fourth quarter of 2013. Upon commencement of occupancy, the two leases currently in place between the Company and the landlord and the lease in place between Prime and the Landlord will be terminated with no additional payments required to be made. The initial base rent under the Lease will be $85,363.58 per month, increasing at 3% per annum. In addition to the base rent, the Company will be responsible for certain costs and charges identified in the Lease, including certain utility expenses, real estate taxes, insurance and operating costs. The term of the Lease for the HQ Space and the BD/IB Space will end ten and six years after occupancy, respectively.

(12) Pro forma Disclosures (Unaudited)

As the Company was a Subchapter S corporation as of June 30, 2013, its condensed consolidated financial statements reflect pro forma income tax amounts as if the Company were a Subchapter C corporation as of June 30, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD –LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of investments by us in our business and capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained herein under the section entitled “Risk Factors,” and the Company’s other periodic filings with the Securities and Exchange Commission (“SEC”). All forward-looking statements are qualified by these cautionary statements and speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements for the year ended December 31, 2012 included in our Registration Statement as filed with the SEC on Form S-1, as amended (File No. 333-187859).

References in this discussion and analysis to “we,” “us,” “our,” the “Company” and the “Successor Company” refer to Liquid Holdings Group, LLC and its consolidated subsidiaries. On July 24, 2013, the Company reorganized as a Delaware corporation and changed its name to Liquid Holdings Group, Inc. The Company is the successor control entity of the Liquid Predecessor Companies (collectively, the “Predecessor Company”), which was not a legal entity, but rather a combination of certain entities and operations formed to continue and expand the Liquid organization in developing and operating a proprietary next generation technology platform that streamlines and unifies the entire trade and risk management process for the financial services community (see Note 1 to the unaudited condensed consolidated financial statements).

Overview

We have developed and provide proprietary next generation software technology that seamlessly integrates trading, real-time risk management, accounting, reporting and administration tools in a single platform for the financial services community. Our current and prospective customers include small to mid-sized hedge fund managers, asset managers, wealth management offices, family offices and financial institutions. We deliver our technology efficiently, quickly and securely as a Software as a Service solution through the “cloud,” or as a software installation on our customer’s premises. The advanced feature set of our platform includes customizable and rapidly deployable multi-asset class trading software coupled with real-time risk management, accounting and reporting capabilities.

We believe that our platform’s comprehensive, real-time approach provides a distinctive offering to our customers. We believe our comprehensive approach creates efficiencies for our customers by reducing the number of service provider relationships the customer needs to manage and maintain and reducing the level of information technology (“IT”) personnel necessary to support and integrate those multiple applications.

Our platform offers the following features and capabilities:

• A Single, Consolidated Portfolio View. We offer a single trade, order and position management solution for multiple asset classes such as equities, options, futures, fixed income securities and foreign exchange markets.

Our customers can aggregate positions, exposures and risk metrics across all of their portfolios and asset classes on a single screen in real time. With our platform there is no need to purchase or integrate several external programs to consolidate risk management, accounting and reporting functions across asset classes;

• Broker, Execution and Clearing Firm Neutral. We provide our customers with the independence to select their preferred broker execution venues and clearing relationships. Our technology is able to connect our customers seamlessly to prime brokers and over 100 liquidity destinations, including broker-dealers, private alternative trading systems/platforms and other electronic communication networks (“ECNs”). We do not monetize, sell or take the opposing side of our customers’ order flow, nor do we act as a market maker. Our technology allows our customers to be “broker neutral” in their choice of where a trade is executed, how the trade is sent to the market and which broker executes and clears the trade. We have established connectivity with some of the most recognized prime brokers and banking platforms in the world, offering our customers the ability to access these relationships for capital introduction and execution services globally;

• Real-Time Portfolio Risk Management and Scenario Analysis. The architecture of our platform enables our customers to perform highly complex computations of risk and project probabilistic scenarios using data feeds in real-time. This allows our customers to quantify the probability of portfolio risk based on variables that they input to simulate a macro or micro event based on historical market events. It also enables users to calculate theoretical values instantly for over a dozen historic market events and crashes to simulate portfolio performance in times of market volatility. Our platform automatically routes trade data to our risk management system for real-time analysis. We believe most of our competitors offer this type of analysis only on an end-of-day or as-requested basis; and

• Accounting and Reporting Management, Fee Management and Transaction Cost Analysis. Our accounting and reporting database was designed to reconcile a vast number of trades and their associated fees and transaction costs, giving traders and managers a clear and concise view of their portfolio accounting, including exchange/ECN fees, “soft dollar” arrangements, which are payments to brokerage firms for their services in terms of commissions as opposed to cash payments, and brokerage and accounting adjustments. Our flexible and scalable architecture allows traders, operations personnel and senior management to view customized reports on an individual, group or enterprise wide basis.

We have branded our risk metrics platform as LiquidMetrics, our trading platform as LiquidTrade and our accounting platform as LiquidView, together constituting the Liquid Platform.

Key Metrics

In addition to the U.S. GAAP metrics that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions:

	As of	As of	As of
Key Metric	December 31, 2012	March 31, 2013	June 30, 2013
Number of Customers	20	25	23
Number of Units (1)	327	351	385

(1)	274, 290 and 304 of these units are being used by QuantX Management, LLP (“QuantX”), an entity with which the founders of the Company are affiliated, as of December 31, 2012, March 31, 2013 and June 30, 2013, respectively.

Number of Customers. We believe that our ability to expand our client base is an indicator of our market penetrations and the growth of our business as we continue to invest in our direct sales and marketing teams.

Number of Units. Since our customers generally pay fees based on the number of units of our platform being used within their organizations, we believe the total number of units is an indicator of the growth of the business. Each unit represents an individual element of the Liquid Platform such as LiquidMetrics, LiquidTrade and LiquidView.

Factors Affecting Our Performance

The Pace of Financial Services Innovation. The financial services industry has faced substantial pressure to innovate over the last decade. Following the implementation of decimalization in financial market pricing in 2001, new technologies were needed to accommodate the need to execute, value and evaluate risk for securities trading. Today, the industry innovates rapidly as technology adapts to the demands of both regulatory changes and changes in investor preferences. We believe our products and services compete favorably, and that our flexible architecture will allow us to innovate and scale new product releases quickly. However, we may not be able to keep up with evolving industry standards and changing trading systems, practices and techniques. Continued demand for advanced technology resources in the financial services industry is important to future demand for our products.

Revenue Growth. We believe the key driver to improve our financial performance will be revenue growth. We believe demand for our products will increase as key industry trends drive innovation. We plan to add resources in an effort to gain market share and increase revenue from existing and new customers. While revenue growth may fail to increase or may decline for a number of reasons, including significant competition and lack of market acceptance of our technology and platform, we seek to generate revenue growth from, among other things, the execution of institutional customer contracts as we increasingly penetrate the marketplace. Our ability to achieve sufficient revenue to generate net income and to fully fund operations will require continued significant near-term investments in technology development, marketing and customer support personnel. We expect these investments to negatively impact current net income and cash balances, but also to set the framework for improving financial performance in the near- and long-term as we scale up our business.

Delivery of New Product Releases. Client demands in the financial services industry are becoming increasingly complex. If we fail to accurately predict customers’ changing needs and emerging technology trends, our business could be negatively affected. It is important for us to have a robust development pipeline and to deliver new releases on time and within budget. We believe our flexible platform allows us the ability to develop and deliver customized solutions for particular client needs. Members of our core technology development team have worked together for over a decade, first at Web Quote SRL, then at Green Mountain Analytics, LLC (“GMA”) from 2002 until we acquired GMA in 2012. As a result, we are able to develop new modules in a flexible and continuous manner. We believe the maintenance of our core development team’s continuity and its ability to produce new product versions on time is important to the future growth of our company.

Organizational Resources. We plan to expand our sales force to support anticipated growth in customers and demand for our products. While we intend to increase personnel, funding and capital expenditures devoted to the research and development of new and advanced technologies, if we fail to hire additional necessary personnel or improve our key business applications, processes and IT infrastructure, we may not be able to achieve or manage our expected growth. These plans will require a significant investment in managerial talent, human resources, information systems, processes and controls to ensure maintenance of efficient and economic operations. These investments are critical to our ability to increase revenue, to generate net income and to fully fund operations.

International Expansion. Our future growth will depend, in part, on our ability to increase sales of our platform internationally. Historically, a significant portion of our revenue and billings have been generated from outside the United States, with international customers accounting for 70% and 75% of software revenue for the three and six-months ended June 30, 2013, respectively. We intend to pursue new customers internationally, and we are exploring the possibility of expanding into Asia, which may increase operating expenses in the near term and may not result in revenues until future periods, if at all. International expansion may also increase the risk associated with our business.

Financial Overview

Revenues

We generate revenue from the sale of products and related services. Our revenue is comprised of the following:

Software services. We sell our software in two ways: direct customer sales and volume based institutional licensing. Direct customer revenue sales are generated through software licensing fees. Institutional licensing revenue is generated through software licensing and subscription fees, integration and customization fees and hosting and gateway fees. Prior to December 31, 2012, our software revenues also included messaging fees. Messaging fees are an additional technology fee of a fixed cost per message to those who utilize our infrastructure. Each time an order is created, sent or cancelled a message must be sent to a counterparty who will in kind return a message of confirmation. These fees were exclusively charged to our customer QuantX, but ceased for periods after December 31, 2012 and, therefore, messaging fees are not included in our software revenue going forward. We generally recognize software revenue at the time of software delivery, provided all other revenue recognition criteria have been met. To date, the majority of our software revenue has been attributable to related parties, including QuantX. We expect our software revenue to increase in absolute dollars as we continue to add new hedge funds, other asset managers and financial institutions to our customer base.

Brokerage activities. Until June 1, 2013, we generated a portion of our revenue through commissions generated by brokers executing transactions on behalf of our customers and by the mark-up generated by brokers executing transactions on a riskless principal basis. On June 1, 2013, we ceased over-the-counter brokerage operations for Liquid Prime Services, Inc. (“Prime”) and Liquid Futures LLC (“Futures”). Going forward, Prime and Futures will continue to be key components of our business strategy by providing agency brokerage services and facilitating the introduction of our customers’ assets to custody banking relationships to which they otherwise may not have had access. Both Prime and Futures will remain regulated entities with oversight from the Financial Industry Regulatory Authority (“FINRA”) and the SEC, and the National Futures Association (“NFA”) and U.S. Commodity Futures Trading Commission (“CFTC”), respectively. We do not expect the cessation of the over-the-counter brokerage operations of Prime and Futures to impact our ability to provide agency brokerage services and facilitate the introduction of our customers’ assets to custody banking relationships. As complimentary service providers to our technology platform customers, Prime and Futures will no longer generate any significant transaction or other revenue, but will continue to incur salary, regulatory, accounting, legal and administrative expenses. We have applied for regulatory approval to consolidate Futures and Prime into a single entity. Such a consolidation would enable Prime and Futures to streamline their regulatory costs and consolidate their net capital, permit our customers to sign a single account agreement to conduct both futures and securities trading and permit the consolidated entity to enter into a single clearing agreement to facilitate both futures and securities trades.

Cost of Revenues

Our cost of software revenues in connection with software services includes all direct costs to produce and distribute our software, including data center and support personnel, salaries and benefits.

Our cost of revenues associated with brokerage activities includes payments to brokers who receive a percentage of commissions generated by brokers executing transactions on behalf of clients and the mark-up generated by brokers executing transactions on a riskless principal basis. Also included in cost of revenues associated with brokerage activities are regulatory fees.

We expect that our cost of revenues will increase in the future as we grow our business, add new customers and increase services to existing customers, and need to support the implementation, hosting and support of those new customers and increased services. We also expect that our cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our business and any associated costs relating to the delivery of services, and the timing of significant expenditures. We intend to continue to invest additional resources in expanding the delivery capability of our software and other services. The timing of these additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of total revenues, in any particular quarterly or annual period.

Operating Expenses

Compensation. Compensation expense consists of wages and benefits for our employees as well as share-based compensation. Wages and benefits are expensed in the period in which they are earned. Share-based compensation is measured at fair value on the grant date of each award, based on the estimated number of awards that are expected to vest, resulting in a charge to operations over the requisite service period. For awards with graded vesting, we recognize share-based compensation on a straight-line basis over the service period for each separately vesting portion of the award. We expect total compensation expense to decrease going forward, as a significant portion of this expense, from inception to date, has been for share-based compensation awarded to our founders, our board members as consideration for agreeing to serve as a member of our board, and other transactions in our equity prior to or in connection with our initial public offering (“IPO”), which was completed on July 31, 2013. We expect compensation expense, excluding share-based compensation, to increase as we increase our headcount in an effort to grow our business and comply with the rules and regulations applicable to public companies.

Consulting fees. Consulting fees consist of services we are currently outsourcing such as market research, investor/public relations and human resources functions. Consulting fees are expensed in the period in which they are incurred. The majority of our consulting fees from inception to date have been for share-based compensation, as we granted equity to consultants as payment for services rendered to us. In addition, the sale of our stock to strategic partners and consultants at below fair value also resulted in charges to share-based compensation. Going forward, we expect share-based compensation to consultants to decline and anticipate an eventual decline in our use of consulting services as we hire employees to handle these functions internally.

Professional fees. Professional fees consist primarily of legal, accounting and tax services. Professional fees are expensed in the period in which they are earned. The majority of our professional fees from inception to date have been for legal fees related to the start up of our business as well as certain litigation we have been a part of as disclosed in the notes to the accompanying unaudited condensed consolidated financial statements. We anticipate that we will continue to incur professional fees as we grow our business. Whereas certain legal fees pertaining to the start up of our business will cease, other costs such as audit fees, currently recorded as a deferred offering cost on our condensed consolidated balance sheets, will continue and be recorded in professional fees on our condensed consolidated statements of operations. As noted in our Risk Factors below, under the heading “The requirements of being a public company places significant demands on our resources and management’s attention,” compliance with the rules and regulations applicable to public companies will increase our legal and financial compliance costs.

Other. Other expenses consist primarily of travel and entertainment, advertising and communication costs. These costs are expensed in the period in which they are earned. We anticipate that we will continue to incur these costs, at an increased level, due to travel and advertising in our efforts to increase and broaden our customer base.

Income Taxes. As of June 30, 2013, we are a limited liability company, treated as a partnership for Federal and state income tax purposes. Accordingly, no provision has been made for Federal and state income taxes in the accompanying condensed consolidated financial statements, since all items of income or loss are required to be reported on the income tax returns of the members, who are responsible for any taxes thereon. The Company is, however, subject to the New York City Unincorporated Business Tax of 4%.

On July 24, 2013, the Company reorganized as a Delaware corporation and changed its name to Liquid Holdings Group, Inc. The change in our tax status requires us to revalue our deferred tax assets and liabilities at the current corporate Federal and state income tax rates. As of result, the change in our deferred tax assets and liabilities will be recorded to our income tax provision on our condensed consolidated statements of operations for the three months ended September 30, 2013.

Results of Operations

Successor Company

Three Months Ended June 30, 2013

Revenues

Total revenues for the three months ended June 30, 2013 were $1,393,954, comprised of $667,159 in software services and $726,795 in brokerage activities. Included in software services revenues is $552,020 that was recognized from related parties, of which $425,570 was recognized from QuantX. As noted above, the Company ceased its over-the-counter brokerage operations on June 1, 2013.

Cost of Revenues, Gross Profit and Gross Margin

Total cost of revenues for the three months ended June 30, 2013 were $1,149,252 of which $648,307 related to software services and $500,945 related to brokerage activities. Total gross profit for the three months ended June 30, 2013 was $244,702 for a gross margin of 17.6%. Gross profit generated from software services was $18,852 for a gross margin of 2.8%. Gross profit generated from brokerage activities was $225,850 for a gross margin of 31.1%.

Operating Expenses

Total operating expenses were approximately $22.0 million for the three months ended June 30, 2013 due primarily to compensation expense of $6.9 million and consulting fees of $11.6 million. Included in compensation expense and consulting fees were $4.7 million and $11.5 million, respectively, of non-cash, share-based compensation that included below fair value equity transactions which are accounted for as share-based compensation in accordance with U.S. GAAP. The other significant component of operating expenses was depreciation and amortization on our property and equipment and intangible assets, which amounted to $1.8 million for the three months ended June 30, 2013.

Excluding non-cash, share-based compensation, compensation expense and consulting fees would have been $2.2 million and $0.1 million, respectively, and total operating expenses would have been $5.8 million.

Six Months Ended June 30, 2013

Revenues

Total revenues for the six months ended June 30, 2013 were $3,156,418 comprised of $1,283,771 in software services and $1,872,647 in brokerage activities. Included in software services revenues is $1,086,053 that was recognized from related parties, of which $891,623 was recognized from QuantX. As noted above, the Company ceased its over-the-counter brokerage operations on June 1, 2013.

Cost of Revenues, Gross Profit and Gross Margin

Total cost of revenues for the six months ended June 30, 2013 were $2,473,659 of which $1,225,467 related to software services and $1,248,192 related to brokerage activities. Total gross profit for the six months ended June 30, 2013 was $682,759 for a gross margin of 21.6%. Gross profit generated from software services was $58,304 for a gross margin of 4.5%. Gross profit generated from brokerage activities was $624,455 for a gross margin of 33.3%.

Operating Expenses

Total operating expenses were approximately $27.6 million for the six months ended June 30, 2013 due primarily to compensation expense of $8.9 million and consulting fees of $12.0 million. Included in compensation expense and consulting fees were $5.5 million and $11.6 million, respectively, of non-cash, share-based compensation that included below fair value equity transactions which are accounted for as share-based compensation in accordance with U.S. GAAP. The other significant component of operating expenses was depreciation and amortization on our property and equipment and intangible assets, which amounted to $3.6 million for the six months ended June 30, 2013.

Excluding non-cash, share-based compensation, compensation expense and consulting fees would have been $3.4 million and $0.4 million, respectively, and total operating expenses would have been $10.5 million.

Period from April 24, 2012 to June 30, 2012

Revenues

Total revenues for the period from April 24, 2012 to June 30, 2012 were $163,551 and were generated from commissions paid by the clients of our broker-dealer and our non-clearing FCM (currently our independent introducing broker) subsidiaries from broker assisted, over-the-counter agency transactions and mark-ups generated by brokers executing trades on a riskless principal basis.

Cost of Revenues, Gross Profit and Gross Margin

Total cost of revenues for the period from April 24, 2012 to June 30, 2012 were $82,887, consisting of regulatory fees and payouts to brokers who receive a percentage of mark-ups generated by executing trades on a riskless principal basis through our broker-dealer and the commissions generated by our broker-dealer and our non-clearing FCM (currently our independent introducing broker) subsidiaries for assisted over-the-counter agency transactions.

Operating Expenses

Total operating expenses were $12.8 million for the period from April 24, 2012 to June 30, 2012 due primarily to compensation expense of $8.3 million and consulting fees of $2.8 million. Included in compensation expense and consulting fees were $8.1 million and $2.4 million, respectively, of non-cash, share-based compensation that included below fair value equity transactions which were accounted for as share-based compensation in accordance with U.S. GAAP. The other significant component of operating expenses was professional fees, which amounted to $1.1 million, the majority of which were related to the start up of our business.

Excluding non-cash, share-based compensation, compensation expense and consulting fees would have been $0.2 million and $0.4 million, respectively, and total operating expenses would have been $2.3 million.

Predecessor Company

The results discussed below reflect the revenue and expenses of the Predecessor Company for the three and six-months ended June 30, 2012. The individual entities that comprise the Predecessor Company prior to April 24, 2012 are Prime, Liquid Prime Holdings, LLC (“LPH”), Liquid Trading Holdings Limited and Centurion Capital Group, LLC. The individual entities that comprise Liquid Predecessor Companies on and after April 25, 2012 are Prime and LPH.

The following discussion does not incorporate the financial results of our other subsidiaries, including Futures, Liquid Trading Institutional LLP (“Institutional”), Fundsolve Ltd. (“Fundsolve”), LHG Technology Services Ltd. (“Technology”), Green Mountain Analytics, LLC (“GMA”) or LTI, LLC (“LTI”). Further, all significant intercompany accounts and transactions have been eliminated in the unaudited historical financial statements of Liquid Predecessor Companies for the three and six-months ended June 30, 2012. For these and other reasons, the results of operations of Liquid Predecessor Companies are not comparable to our results of operations for the period from April 24, 2012 through June 30, 2012 or any other period, nor should they be considered indicative of our results on a going forward basis.

Three and Six Months Ended June 30, 2012

Revenues

Total revenues for the three and six months ended June 30, 2012 were $61,651 and were brokerage activities comprised of mark-ups generated by brokers executing transactions on a riskless principal basis.

Cost of Revenues, Gross Profit and Gross Margin

Total cost of revenues for the three and six months ended June 30, 2012 were $44,352 and consisted of payouts to brokers who receive a percentage of mark-ups generated by executing trades on a riskless principal basis and the commissions generated by our broker-dealer and our non-clearing FCM. Total gross profit for the three and six months ended June 30, 2012 was $17,299 for a gross margin of 28.1%.

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2012 were $3.6 million and $3.9 million, respectively, including $3.3 million for the impairment of goodwill and intangibles in connection with the acquisition of Centurion Capital Group, LLC. The other significant operating expenses were compensation, totaling $103,878 and $152,591, respectively, and rent expense, totaling $92,124 and $199,838, respectively. These costs were related to the support of existing brokerage operations.

Liquidity and Capital Resources

Overview

At June 30, 2013 and December 31, 2012, our cash and cash equivalents of approximately $0.3 million and $1.4 million, respectively, were held for working capital purposes. Our operations have historically been financed through private sales of our equity securities and, more recently, cash generated from operations. On July 31, 2013, we completed our IPO in which we sold 3,175,000 shares of our common stock at a public offering price of $9.00 per share. We received net proceeds in the IPO of approximately $17.4 million after deducting underwriting discounts and commissions of approximately $2.0 million and offering related expenses of approximately $9.3 million. We believe that our existing cash and cash equivalents, together with the net proceeds received from the IPO, and cash generated from our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our software. In the event that additional capital is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired or needed, our business, operating results, liquidity and financial condition would likely be materially and adversely affected.

The following table sets forth a summary of our cash flows for six months ended June 30, 2013 and the period from April 24, 2012 to June 30, 2012:

	Six Months	Period from
	Ended	April 24,2012 to
	June 30, 2013	June 30, 2012

Net cash used in operating activities	$(6,733,529)	$(555,435)
Net cash provided by (used in) investing activities	2,152,845	(5,943,731)
Net cash provided by financing activities	3,550,000	11,250,000
Effect of exchange rate changes on cash and cash equivalents	(3,928)	(7,144)
Net (decrease) increase in cash and cash equivalents	$(1,034,612)	$4,743,690

Cash Flows from Operating Activities

Net cash used in operating activities was $6.7 million during the six months ended June 30, 2013. The net cash used resulted from our net loss of $26.8 million and a negative net change in our operating assets and liabilities of $0.7 million offset, in part, by non-cash charges of $20.7 million. The net loss was the result of significant expenses we continued to incur as a startup business and in our preparation of becoming a public company which occurred in July 2013. Included in non-cash charges was $17.2 million in share-based compensation expense and equity grants to consultants, of which $15.7 million was from the sale or transfer of common shares by the Company, its founders and certain employees that were below fair value or for no monetary consideration and which are non-recurring due to us now being a publicly traded company. The net change in our operating assets and liabilities was due primarily to $3.6 million of costs relating to our IPO offset, in part, by an increase of $2.7 million in accounts payable and accrued expenses which included general operating expenses and costs incurred in the pursuit of ongoing business opportunities.

Net cash used in operating activities was $0.6 million during the period from April 24, 2012 to June 30, 2012. The net cash used resulted from our net loss of $12.7 million offset, in part, by non-cash charges of $10.7 million and a positive net change in our operating assets and liabilities of $1.4 million. The net loss was the result of significant expenses we incurred as a startup business and in our preparation of becoming a public company. Included in non-cash charges was $10.5 million in share-based compensation expense and equity grants to consultants, all of which were from the sale or transfer of common shares by the Company, its founders and certain employees that were below fair value or for no monetary consideration. The net change in our operating assets and liabilities was due primarily to an increase of $1.5 million in accounts payable and accrued expenses which included general operating expenses and costs incurred in the pursuit of ongoing business opportunities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.2 million during the six months ended June 30, 2013 and was due primarily to the repayment of the principal balance on a note due from QuantX.

Net cash used in investing activities was $5.9 million during the period from April 24, 2012 to June 30, 2012. The net cash used was due primarily to a $5.0 million loan to QuantX and $2.2 million of capital contributions made in advance of regulatory approval related to acquisitions offset, in part, by $1.4 million of cash that was acquired related to acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.6 million during the six months ended June 30, 2013 and was due primarily to $3.3 million of proceeds received from the private sales of our common shares.

Net cash provided by financing activities was $11.3 million during the period from April 24, 2012 to June 30, 2012 and was due exclusively to proceeds received from the private sales of our common shares.

Regulatory Capital

The SEC, CFTC, NFA, FINRA, Financial Conduct Authority (“FCA”) and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our broker-dealer subsidiaries; limit certain types of indebtedness; finance operations only with certain “qualifying” debt if to be counted as acceptable capital; and, in certain instances, restrict, limit or otherwise prohibit the ability of owners of broker-dealers to withdraw capital from a broker-dealer, or for a broker-dealer to pay a dividend or make an unsecured advance or loan to a parent, affiliate or stockholder, or to effect any similar distribution or transaction, or to transfer or sell assets or transfer business lines/revenue streams to an affiliate.

SEC Rule 15c3-1 requires that certain SEC registered broker-dealers who do not hold funds or securities for, or owe money or securities to, customers but who engage in dealer activities maintain a net capital of at least $100,000. The $100,000 net capital requirement is only a minimum or floor and Prime will generally be required to maintain net capital in excess of $100,000. Determining the amount of net capital that Prime must maintain involves, in part, a leverage/ratio limit of the broker-dealer’s “aggregate indebtedness” (total money liabilities arising from securities transactions, subject to certain exceptions) to ensure that aggregate indebtedness does not exceed 15 times the broker-dealer’s net capital. Certain broker-dealers are subject to net capital requirements imposed by FINRA that are higher than those required under SEC Rule 15c3-1. With the foregoing in mind, Prime, our SEC registered broker-dealer subsidiary, which does not hold funds or securities for customers, is required to maintain a net capital of at least $100,000. As of June 30, 2013 and December 31, 2012, Prime maintained a net capital of approximately $617,000 and $799,000, respectively.

CFTC Regulation 1.17 requires independent introducing brokers and FCMs to maintain an adjusted net capital of at least $45,000 and $1,000,000, respectively, or some greater amount as determined under CFTC Regulation 1.17(a)(1)(i), respectively. Prior to March 26, 2013, Futures operated as a non-clearing FCM and was required to maintain at least $1,000,000 of net capital. Futures is now an independent introducing broker and is required to maintain $45,000 of net capital. As of June 30, 2013 and December 31, 2012, Futures maintained a net capital of approximately $220,000 and $1.1 million, respectively.

FCA regulations require broker-dealers to maintain minimum regulatory capital of €50,000. As an FCA regulated broker-dealer, Institutional, our U.K. subsidiary, is required to maintain €50,000 of minimum regulatory capital, which is reported to the FCA in British Pounds. As of June 30, 2013 and December 31, 2012, Institutional maintained regulatory capital of approximately $188,000 and $200,000, respectively (or approximately €144,000 and €153,000, respectively).

With respect to capital contributions, our broker-dealer subsidiaries are permitted, subject to FINRA approval, to finance operations and satisfy regulatory capital requirements by using the proceeds from loans subject to agreements in accordance with SEC Rule 15c3-1d by which, among other things, the lenders subordinate their claims for repayment of the loan to the claims of the broker-dealer and other creditors of the broker-dealer (a subordinated loan agreement). The proceeds for such loans are cash or, in the case of a secured demand note, are collateralized by either cash and/or securities that are freely transferable and may be publicly offered and sold without registration under the Securities Act. If a broker-dealer subsidiary enters into such a satisfactory subordination loan agreement in accordance with SEC Rule 15c3-1d (with respect to Prime) and CFTC Regulation 1.17(h) (with respect to Futures), the broker-dealer may be restricted or limited in its ability to repay any such subordinated loan. Subordinated loans must generally remain outstanding (and, thus, not be repaid) for at least one year from the time of borrowing, and in certain cases require the approval of FINRA to be repaid prior to maturity, which FINRA may withhold. In addition, broker-dealers are generally limited in the amount of their capital that may be financed through satisfactory subordinated loans.

With respect to capital withdrawals, regulations (including, but not limited to, SEC Rule 15c3-1 for SEC registered broker-dealers, CFTC Regulation 1.17 (g) for CFTC registered brokers and FINRA Rule 4110 for FINRA member broker-dealers, such as Prime) are in place which limit or, in some cases, prohibit the ability of owners of broker-dealers to withdraw capital from a broker-dealer or for a broker-dealer to pay a dividend or make an unsecured advance or loan to a parent, affiliate or stockholder or to effect any similar distribution or transaction.

The SEC, FINRA, CFTC and certain state securities regulators have adopted an “early warning” notification system to help detect broker-dealers that may be in financial difficulty. Therefore, a broker-dealer whose net capital falls below certain levels, which may be above its regulatory minimum requirement, as described above, is subject to “early warning” to such regulators. Early warning reporting by a broker-dealer may have further implications. For example, under FINRA rules, a broker-dealer whose net capital falls below, or whose aggregate indebtedness exceeds, certain levels may be required to restrict business expansions and/or may be required to reduce its current business activities.

Pursuant to Section 15(i)(1) of the Exchange Act, the various state securities regulators are not permitted to impose, among other things, capital requirements that differ from, or are in addition to, the requirements established under SEC Rule 15c3-1 for SEC registered broker-dealers. Section 2(a) of the Commodity Exchange Act, or CEA, gives the CFTC “exclusive jurisdiction” over most of the activities it regulates thereby restricting state securities regulators from imposing capital requirements on CFTC registrants.

Regulators continue to evaluate and modify minimum capital requirements from time to time in response to market events and to improve the stability of the international financial system. Consequently, the net capital requirements of our subsidiaries are subject to change.

Contractual Obligations and Commitments

Primary contractual obligations during the period ended June 30, 2013 are payments under operating leases, loans to related parties and a consulting agreement. The following summarizes our material contractual obligations and commitments as of June 30, 2013 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
Operating leases (1)	$6,349	$1,112	$2,316	$2,444	$477
Loans payable - related parties	250	250	-	-	-
Consulting agreement	150	150	-	-	-

	$6,749	$1,512	$2,316	$2,444	$477

(1)	Consists of contractual obligations from non-cancellable office space under operating leases. On August 12, 2013, the Company entered into a lease agreement for office space in the same building in which it currently occupies space, as described under “Operating Lease” in Note 11 Subsequent Events to the condensed consolidated financial statements. The future minimum rent payments under the new lease total $11.5 million based on a 10-year term from the commencement date.

Loans Payable – Related Parties

On June 13, 2013, Richard Schaeffer, one of the founders and a member of the Company’s Board of Directors, loaned the Company $250,000 to be payable in full on December 13, 2013. The loan bears interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or December 13, 2013. The proceeds of the loan were used for general working capital requirements of the Company. On August 1, 2013, the Company repaid the principal balance of the loan in full. The amount of interest paid on the loan totaled $1,370.

On July 1, 2013, Ferdinand Holdings, LLC, a Delaware limited liability company of which Brian Ferdinand, one of the founders and Vice Chairman of the Company’s Board of Directors, is the managing member, loaned the Company $250,000 to be payable in full on December 31, 2013. The loan bears interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or December 31, 2013. The proceeds of the loan were used for general working capital requirements of the Company. On August 1, 2013, the Company repaid the principal balance of the loan in full. The amount of interest paid on the loan totaled $877.

On July 11, 2013, Thomas Ross, a member of the Company’s Board of Directors, loaned the Company $250,000 to be payable in full on January 10, 2014. The loan bears interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or January 10, 2014. The proceeds of the loan were used for general working capital requirements of the Company. On August 1, 2013, the Company repaid the principal balance of the loan in full. The amount of interest paid on the loan totaled $603.

Employment Agreements

The Company has entered into employment agreements with certain executive officers as follows:

The Company entered into an offer letter with Robert O’Boyle, dated as of February 26, 2013, providing that he will serve as the Company’s Executive Vice President, Director of Sales and Marketing. The agreement provides for a base salary of $350,000, a one-time cash bonus of $82,000 payable in June 2013 and a guaranteed bonus of $150,000 for the first full year of employment. The Company has agreed to a guaranteed bonus of $100,000 for the second full year of employment. The offer letter provides for an award of a 0.5% interest in the Company in the form of stock options in accordance with the 2012 Amended Incentive Plan. Additionally, the offer letter provides for RSUs equivalent to 0.25% of the common shares outstanding and another 0.25% upon the Company reaching a market capitalization of $300 million following the IPO. On June 17, 2013, the Company entered into a letter agreement amending Mr. O’Boyle’s offer letter. Pursuant to that letter agreement, the award of RSUs following the IPO is amended to include a time-based maintenance requirement. Under the amended provision, the RSUs will be granted upon the Company reaching a market capitalization of $300 million or more over a consecutive sixty (60) day period.

The Company entered into an offer letter with Jose Ibietatorremendia, dated as of March 13, 2013, providing that he will serve as the Company’s General Counsel. The agreement provides for a base salary of $300,000, a one- time cash bonus of $30,000 payable on June 1, 2013 and a guaranteed bonus of $100,000 payable at the end of the first full year of employment. In addition, the offer letter provides for RSUs equivalent to 0.25% of common shares outstanding and 0.25% in the form of stock options in accordance with the 2012 Amended Incentive Plan.

On March 21, 2013, the Company and Samuel Gaer, its former Chief Executive Officer, entered into a separation agreement to end Mr. Gaer’s employment agreement.

The Company entered into an offer letter with James Lee, dated April 9, 2013, providing that he will serve as the Company’s Chief Administrative Officer. The agreement provides for a base salary of $300,000 and a guaranteed cash bonus of $100,000 payable for Mr. Lee’s first full year of employment, payable in three equal installments. In addition, the offer letter provides for stock options with a grant date Black-Scholes value of $500,000 in accordance with the 2012 Amended Incentive Plan.

On May 1, 2013, the Company and Robert Keller, one of the founders of the Company, entered into a separation agreement to end Mr. Keller’s employment agreement. Pursuant to this agreement, the Company will pay Mr. Keller a one-time cash bonus upon the completion of its IPO equal to (i) $275,000 times (ii) the number of days between May 15, 2012 and the date of the IPO divided by 365, less (iii) $75,000, the salary received by Mr. Keller as an employee of the Company. On August 1, 2013, the Company paid $254,247 to Mr. Keller as payment of his one-time cash bonus.

The Company entered into an amended employment agreement with Brian Storms, dated May 15, 2013, providing that he continue to serve as the Company’s Chief Executive Officer. This amended agreement provides for a base salary of $600,000. Mr. Storms’ previous employment agreement with the Company was effective from December 1, 2012 until May 15, 2013. The previous employment agreement provided for an initial base salary of $250,000 that would increase to $500,000 upon the earlier of (a) the completion of the Company’s IPO and (b) April 1, 2013, eligibility to receive an annual performance bonus and participation in any equity-based compensation plans and benefits as are generally provided to the Company’s other executives. Additionally, under the previous employment agreement, Mr. Storms received a grant of 760,033 RSUs of which 253,346 vested on January 1, 2013 with the remaining 506,687 RSUs vesting equally on December 1, 2013 and December 1, 2014. On July 25, 2013, Mr. Storms became Chairman of the Board of the Company.

On June 3, 2013, the Company and Mr. Schaeffer entered into a separation agreement to terminate Mr. Schaeffer’s employment agreement. Pursuant to this agreement, the Company will pay Mr. Schaeffer a one-time cash bonus upon the completion of its IPO equal to (i) $500,000 times (ii) the number of days between May 15, 2012 and the date of the IPO divided by 365, less (iii) the amounts that Mr. Schaeffer received or receives as an employee of the Company between May 15, 2012 and the date of the IPO. In addition, under this agreement, the Company will pay Mr. Schaeffer additional amounts to cover the cost of continuing his health care benefits until the earlier of November 30, 2014 and the date that he enrolls in a different group health coverage plan. The Company also entered into a consulting agreement with Mr. Schaeffer effective as of June 3, 2013. Under this consulting agreement, Mr. Schaeffer will provide relationship management and sales and marketing services on a consultancy basis to the Company for a twelve-month term. The consulting agreement provides for $12,500 per month as compensation for his services. In addition to the fees provided under the June 3, 3013 consulting agreement, Mr. Schaeffer will be entitled to receive any fees for his service as a director of the Company. On July 25, 2013, Mr. Schaeffer relinquished his role as Executive Chairman but remained a member of the Board of Directors. On August 1, 2013, the Company paid $410,502 to Mr. Schaeffer as payment of his one-time cash bonus.

The Company entered into an employment agreement with Brian Ferdinand, dated June 11, 2013, providing that he will serve as the Company’s Vice Chairman and Head of Corporate Strategy. The agreement provides for a base salary of $450,000 and a one-time cash bonus upon the completion of the Company’s IPO that will equal the difference between any salary received from the Company for the period of time between May 15, 2012 and the date of the IPO and an effective annual salary of $500,000 for the period of time between May 15, 2012 and the date of the Company’s IPO. Mr. Ferdinand is also eligible to receive an annual performance bonus and participate in any equity-based compensation plans and benefits as are generally provided to the Company’s other executives. In addition, the agreement also provided a grant of 341,274 RSUs, one-half of which will vest on May 15, 2104 and one-half of which will vest on May 15, 2015. On August 1, 2013, the Company paid $417,551 to Mr. Ferdinand as payment of his one-time cash bonus.

Other

The Company agreed to purchase 105,000 shares of its common stock from Mr. Storms at a price of $8.415 per share in connection with the consummation of its IPO. On August 2, 2013, the Company purchased the 105,000 shares from Mr. Storms at a total cost of $883,575. The price per share paid by us in respect of these shares was equal to the public offering price per share received by us in the IPO, less an amount equal to the underwriting discount payable per share to the underwriter in the IPO

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include: revenue recognition; business combinations, goodwill and other intangibles; share-based compensation; and fair value measurements.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the notes to our audited consolidated financial statements for the period from April 24, 2012 through December 31, 2012, which are contained in our Registration Statement as filed on Form S-1 with the SEC, as amended (File No. 333-187859).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rates, foreign currency exchange rates and inflation.

Interest Rate Risk

We had cash and cash equivalents of approximately $0.3 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively. This amount was held primarily in cash deposits and money market funds and is held for working capital purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition, liquidity or our results of operations.

Foreign Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As a result, we believe we currently have limited exposure to foreign currency exchange rates, and therefore we do not intend to enter into foreign currency hedging transactions. If our foreign operations increase, our exposure to foreign currency exchange rate fluctuations may increase and we could, if we deemed appropriate, enter into foreign currency hedging transactions to help mitigate such exposure.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, liquidity or results of operations to date. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, liquidity and results of operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to our IPO, which was completed on July 31, 2013, we were a private company with limited accounting personnel to adequately execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our audited financial statements for the period from April 24, 2012 through December 31, 2012, our independent registered public accounting firm identified and communicated three material weaknesses in our internal controls over financial reporting to our Board of Directors. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The three material weaknesses related to our lack of: (i) internal controls and sufficient personnel to identify, analyze, record and report the accounting effects of the terms of agreements and contracts in accordance with U.S. GAAP; (ii) internal controls to safeguard and archive records to support amounts recorded in the financial statements; and (iii) policies, procedures and controls to identify, authorize, approve, monitor and account for and disclose related party transactions and arrangements, including those transactions outside the normal course of business, in the financial statements in accordance with U.S. GAAP. These material weaknesses resulted in audit adjustments to our financial statements which were identified by our independent registered public accounting firm.

We have begun taking steps and plan to take additional steps to remediate the underlying causes of our material weaknesses, primarily through the development and implementation of formal policies, improved processes, upgraded financial accounting systems and documented procedures, as well as the hiring of additional finance personnel. We hired a Chief Financial Officer in September 2012, an accounting manager and a General Counsel in March 2013, and a controller in April 2013, with the appropriate knowledge, experience and ability to fulfill our obligations to comply with the accounting, reporting and other requirements applicable to public companies. In addition, we contracted for a new ledger system in March of 2013 which we believe will enhance our internal controls and reporting capabilities once fully utilized, which we anticipate will occur before the end of 2013. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating these material weaknesses.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses discussed above and the fact that these identified material weaknesses are still in the process of being remediated, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the year ending December 31, 2014. We are an “emerging growth company” under the Jumpstart Our Business Startups (JOBS) Act. Our independent public registered accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for so long as we are an “emerging growth company.”

Changes in Internal Control over Financial Reporting

Except for the ongoing implementation of steps to remediate the material weaknesses identified above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The Company may periodically be involved in litigation and various legal matters that arise in the normal course of business, including proceedings relating to regulatory matters. Such matters are subject to many uncertainties and outcomes that are not predictable.

In November 2012, a former employee of the Company filed a complaint in the United States District Court for the Southern District of New York against Liquid Holdings Group, Richard Schaeffer (a founder of the Company), Brian Ferdinand (a founder of the Company) and entities controlled by Mr. Schaeffer. Among other claims, the complaint alleges breach of contract, breach of fiduciary duty and workplace violations. This case was voluntarily dismissed and refiled in New York Supreme Court. On March 19, 2013, the parties entered into a binding term sheet that set forth the general terms of a proposed settlement of the litigation. In accordance with the term sheet, both the Company and its founders will be jointly and severally liable for the settlement amount of $1 million. The Company and its founders agreed to an apportionment of the settlement amount and the Company accordingly accrued $250,000 for this settlement at December 31, 2012. On April 30, 2013, a Settlement Agreement and Release (the “Settlement Agreement”) was executed between all parties. The Settlement Agreement calls for consideration in the amount of $1 million to be paid as follows: $250,000 at the time of execution of the Settlement Agreement and the remaining $750,000 paid within 90 days from said execution. On April 30, 2013, the Company paid $250,000, its apportionment of the settlement amount. On July 26, 2013, Mr. Schaeffer paid the remaining $750,000 in accordance with the Settlement Agreement.

On July 2, 2013 the Company received a letter from a law firm representing two individuals who were involved in the establishment and operation of the over-the-counter brokerage operations of Prime and Futures (the “OTC Operations”). The Company ceased these OTC Operations on June 1, 2013. The letter asserts certain purported breach of contract and fraudulent inducement claims against the Company, and that the Company has wrongfully withheld funds that these individuals claim are owed to them, in connection with the establishment, operation and wind-down of the OTC Operations. Among the claims made are that the Company failed to provide certain agreed-upon levels of capital to the OTC Operations, and that the Company imposed certain obligations on the OTC Operations to purchase the Company’s technology. The letter further asserts unspecified compensatory and punitive damages.

On July 23, 2013 these individuals filed a complaint in the Supreme Court of The State of New York against Liquid Holdings Group LLC, Liquid Prime Holdings LLC and Brian Ferdinand. The complaint alleges fraudulent inducement, breach of contract and unjust enrichment and seeks specified damages of up to $3 million and other compensatory and punitive damages in an amount to be determined at trial, as well as such other further relief as the court deems just, proper and equitable under the circumstances. The Company believes that the claims alleged by these individuals are without merit, and intends to defend any such claims vigorously. However, it is too early to determine whether it is reasonably possible or probable that this matter could result in a liability to the Company, and the amount of any such liability cannot be reasonably estimated at this time. Legal proceedings are inherently uncertain, and we cannot assure investors that it would not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations. The Company’s prospective directors’ and officers’ insurance carrier will be excluding any coverage for claims relating to the OTC dispute.

The Company is not currently subject to any other pending or, to its knowledge, threatened legal proceedings that it expects to have a material impact on its condensed consolidated financial statements.

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including our historical and condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations, liquidity, cash flows and prospects could be materially and adversely affected. As a result, the price of our common stock could decline significantly and an investor could lose all or part of its investment in our common stock. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risk Related to Our Business and Our Industry

We have a very limited operating history, which makes it difficult to evaluate our current business and future prospects, and may substantially increase the risk of an investment in our common stock.

We were formed on January 17, 2012 and commenced operations on April 24, 2012. We have a very limited history of selling our products and services to third parties. Our limited operating history makes it difficult to evaluate our business and future prospects. This difficulty may be further exacerbated by the limited historical financial information and other financial and operating data available with respect to our business. Among other things, our historical financial statements primarily reflect our start-up operations, and may not be reflective of our business going forward. We have encountered and will continue to encounter risks and difficulties frequently experienced by new and rapidly growing companies in evolving industries, including the risks described in this Quarterly Report on Form 10-Q and in other reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. If we do not address and manage these risks successfully, our business could be materially and adversely affected and our stock price could decline significantly.

We have generated very little revenue and have experienced significant net losses and negative cash flows from operations to date, and may not be able to generate meaningful revenue, operate profitably or generate positive cash flows on a consistent basis or at all.

We have generated very little revenue to date. From April 24, 2012, the date on which we commenced operations, through December 31, 2012, we generated revenue of $2.3 million (of which $1.3 million related to the over-the-counter brokerage operations of certain of our subsidiaries which we ceased on June 1, 2013 and only $1.0 million related to software licensing, which included revenue of $365,606 related to messaging services which we terminated on December 31, 2012), incurred a net loss of $38.2 million and had negative cash flows from operations of $6.4 million. For the six months ended June 30, 2013, we generated revenue of $3.2 million (of which $1.9 million related to the over-the-counter brokerage operations), incurred a net loss of $26.8 million and had negative cash flows from operations of $6.7 million. Our total revenues decreased from approximately $1.8 million in the first quarter of 2013 to approximately $1.4 million in the second quarter of 2013. Software services revenues for the second quarter were up slightly compared to the three months ended March 31, 2013. During the second quarter, we exited the over-the-counter brokerage business. As a result of the loss of revenue from the cessation of the over-the-counter brokerage business, our brokerage revenues were significantly lower as compared to our brokerage revenues for the three months ended March 31, 2013. In addition, we incurred a net loss of approximately $21.7 million for the second quarter of 2013 as compared to a net loss of approximately $5.1 million for the three months ended March 31, 2013, partly due to an increase in compensation expense as we have increased our headcount in an effort to grow our business and primarily due to a significant increase in share-based compensation related to the issuance of additional equity and other transactions in our equity subsequent to March 31, 2013. In addition, our net current assets decreased to approximately $2.4 million at June 30, 2013 as compared to approximately $5.7 million at March 31, 2013 and our shareholders’ equity decreased to approximately $30.1 million at June 30, 2013 as compared to approximately $35.1 million at March 31, 2013. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our customer base, expand our operations, hire additional employees, continue to develop our technology and operate as a publicly traded company. Our expenses may be greater than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. We incurred non-cash expense charges of approximately $17.2 million for the six months ended June 30, 2013, related to the issuance of additional equity and other transactions in our equity. Our revenue growth may slow or our revenue could decline for a number of reasons, including less demand for our products or services than we anticipate, competition, our failure to capitalize on growth opportunities or other factors. If we are unable to meaningfully increase our revenue, we may not be able to operate profitably or generate positive cash flows on a consistent basis. If we are unable to effectively address these risks and challenges as we encounter them, we could be materially and adversely affected and our stock price could decline significantly.

We face significant competition for customers from other providers of technology solutions to participants in the financial services community. If prospective customers are reluctant to switch from their existing service providers and adopt our products and services, our sales will not grow or may decline, we could be materially and adversely affected and our stock price could decline significantly.

Many of our potential customers have invested substantial personnel and financial resources to design and operate their trading, risk management, accounting, reporting and administration systems and technologies, and have established relationships with other providers. This may make them reluctant to add new components to their networks, particularly from other vendors such as us. We have only recently started selling our products and services to third parties and marketplace acceptance of our products and services is uncertain. Potential customers that use legacy products and services for their trading, risk management, accounting, reporting and administration needs may believe that these products and services sufficiently achieve their purpose. In addition, an organization’s existing vendors or new vendors with broad product and service offerings may be able to offer concessions to our potential customers that we are not able to match. Accordingly, organizations may continue allocating their resources and information technology budgets for legacy products and services and may not switch to our products and services. If our products and services do not find widespread marketplace acceptance, then our sales may not grow or may decline, which could materially and adversely affect us and cause our stock price to decline significantly.

We face significant competition for the types of products and services that we offer and may be unable to compete effectively for market share.

Our future success depends significantly upon our ability to gain and increase our market share, to maintain and increase our revenues from new and existing customers and to sell additional products and product enhancements to new and existing customers. The market for the types of products and services that we offer is intensely competitive. Our current and potential future competition principally comes from:

•	software development firms and vendors who create global trading networks and risk management, accounting, reporting and administrative tools and make them available to brokers, hedge funds, and other investment management clients and financial institutions;
•	fund administrators who provide accounting and administration software and services to brokers, hedge funds and other investment management clients and financial institutions; and
•	broker-dealers who, in an effort to satisfy the demands of their customers for hands-on electronic trading facilities, universal access to markets, smart routing, better trading tools and lower commissions and financing rates, provide such facilities and product enhancements to their hedge fund and other investment management clients.

Our competitors may develop products that are superior to our platform in terms of quality, ease of use, security, reliability or cost or may achieve greater market acceptance. Our competitors or potential competitors may have significantly greater financial, technical and marketing resources and access to capital than we do. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer demands, or to devote greater resources to the development, promotion and sale of their products and services than we can. We may be unable to compete successfully against current or future competitors, which could materially and adversely affect us and cause our stock price to decline significantly.

If functionality similar or superior to that offered by our products and services is developed by competitors, it could materially and adversely affect us and cause our stock price to decline significantly.

Large, well-established providers of trading, risk management, accounting, reporting and administration technologies may introduce features that compete with our platform, either in stand-alone products or as additional features to their existing technologies. In addition, other companies may emerge that offer products and services that compete with those we offer. The introduction by competitors of products and services, or the announcement of an intent to offer products and services, that include functionality perceived to be similar or superior to that offered by our platform may adversely affect our ability to market and sell our products and services, which could materially and adversely affect us and cause our stock price to decline significantly. Furthermore, even if the functionality offered by these providers is more limited than our products and services, a significant number of organizations may nevertheless subscribe to such limited functionality offered by other providers instead of our products and services, whether because they do not wish to add an additional vendor such as us, for cost reasons, for relationship reasons or otherwise.

We depend on our proprietary technology. Any inability by us to maintain a technological advantage over our competitors could materially and adversely affect us and cause our stock price to decline significantly.

Our success depends on our proprietary technology, which has taken several years to develop and which we believe provides us with a competitive advantage. If our technology becomes more widely adopted in the marketplace, competitors may seek to develop similar or competing technologies, which could adversely affect our business. We have filed an omnibus utility patent application with the U.S. Patent and Trademark Office, or USPTO, containing claims directed to our integrated technology platform. To date, no patent has issued under this application. Adoption or development by competitors of similar or more advanced technologies may require that we devote substantial resources to the development of more advanced or different technology to remain competitive. The markets in which we compete are characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. Although we believe we are at the forefront of these developments, we may not be able to keep up with changes in the future, develop new technology, realize a return on amounts invested in developing new technologies or remain competitive in the future, any of which could materially and adversely affect us and cause our stock price to decline significantly.

If we do not accurately predict, prepare for and respond promptly to rapidly evolving technological and market developments and changing customer needs, our business and prospects may be negatively impacted, potentially materially.

We expect the market for our products and services to continue to evolve rapidly. As a result, our future success will continue to depend upon our ability to develop new products or product enhancements that address the needs of our customers and to respond to changing market standards and practices. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business and prospects could be negatively impacted, potentially materially. We may be required to commit significant resources to developing new products and services before knowing whether our investments will result in products or services that will achieve marketplace acceptance.

The success of new products and services depends on several factors, including appropriate new product definition, timely completion and introduction of these products and services, differentiation of new products from those of our competitors, and marketplace acceptance of these products and services. There can be no assurance that we will successfully identify new sales opportunities, develop and bring new products and services to market in a timely manner, or achieve marketplace acceptance of our products and services, or that products, services and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive.

We currently have a limited number of customers, most of which to date have been generated as a result of pre-existing relationships of these customers with our founders and entities affiliated with them. We may not be successful in attracting new customers. In addition, the loss of or events affecting one or more of our customers could materially and adversely affect us and cause our stock price to decline significantly.

Because we are a newly-formed company, our current customer base is small. For the period from April 24, 2012, the date we commenced operations, through December 31, 2012, a single customer, QuantX Management, LLP (f/k/a Liquid Trading Int’l LLP), or QuantX, a multi-strategy principal-only trading firm with which our founders, Brian Ferdinand, Richard Schaeffer and Robert Keller are affiliated, represented 34% of our total revenues and 75% of our software licensing revenues. In addition, for the period from April 24, 2012 through December 31, 2012, all related parties, including QuantX, represented 38% of total revenues and 86% of our software licensing revenues. For the six months ended June 30, 2013, QuantX represented 28% of our total revenues and 69% of our software licensing revenues. In addition, all related parties, including QuantX, represented 34% of total revenues and 85% of our software licensing revenues for the six months ended June 30, 2013. To date, most of our customers have been sourced through relationships with our founders and their respective affiliated or acquired entities. Our customers operate in the volatile global financial markets and are influenced by a number of factors outside of their control, including rising interest rates or inflation, the availability of credit, issues with sovereign and large institutional obligors, changes in laws and regulations, and terrorism or political uncertainty, among others. As a result, any one of our customers may go out of business unexpectedly. In addition, these customers may decide to no longer use our products and services for other reasons which may be out of our control. The loss of or events affecting any one or more of these customers could materially and adversely affect us and cause our stock price to decline significantly.

A systemic or systematic market event that impacts the various market participants with whom we interact could materially and adversely affect us and cause our stock price to decline significantly.

There has been significant disruption and volatility in the global financial markets over the last several years, and many countries, including the United States, have been in an economic slowdown. Increased risk aversion brought about by the financial crisis of 2008 and the resulting global recession, ongoing concerns over sovereign debt levels and the U.S. “flash crash” in May 2010 resulted in the curtailing of trading activity. The global market and economic climate may remain stagnant or continue to deteriorate because of the aforementioned factors as well as other factors beyond our control, including rising interest rates or inflation, a lack of credit, credit issues with sovereign and large institutional obligors, changes in laws or regulations, terrorism or political uncertainty, among others. In the event of deteriorating or stagnant market conditions, there could be a reduction in the types of financial instruments traded or a reduction in trading volumes of financial instruments globally. These factors could cause revenues from our customers to decrease, which could adversely affect our business and operating results, potentially materially. Our profitability may also be adversely affected by our fixed costs and the possibility that we may be unable to reduce other costs within a time frame sufficient to match any decreases in revenue relating to deteriorating conditions. Accordingly, deteriorating or stagnant market conditions could materially and adversely affect us and cause our stock price to decline significantly.

If we fail to remediate our current material weaknesses and deficiencies in our internal control over financial reporting or we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected, our reputation could be harmed and our stock price could decline significantly.

In connection with the preparation of our audited consolidated financial statements for the period from April 24, 2012 to December 31, 2012, our independent registered public accounting firm identified and communicated three material weaknesses in our internal controls over financial reporting to our Board of Directors. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The three material weaknesses related to our lack of: (i) internal controls and sufficient personnel to identify, analyze, record and report the accounting effects of the terms of agreements and contracts in accordance with accounting principles generally accepted in the United States, or U.S. GAAP; (ii) internal controls to safeguard and archive records to support amounts recorded in the financial statements; and (iii) policies, procedures and controls to identify, authorize, approve, monitor and account for and disclose related party transactions and arrangements, including those transactions outside the normal course of business, in the financial statements in accordance with U.S. GAAP. These material weaknesses resulted in audit adjustments to our financial statements which were identified by our independent registered public accounting firm.

We have begun taking steps and plan to take additional steps to remediate the underlying causes of our material weaknesses, primarily through the development and implementation of formal policies, improved processes, upgraded financial accounting systems and documented procedures, as well as the hiring of additional finance personnel. We hired a Chief Financial Officer in September 2012, an accounting manager and a General Counsel in March 2013, and a controller in April 2013, with appropriate knowledge, experience and ability to fulfill our obligations to comply with the accounting, reporting and other requirements applicable to public companies. In addition, we contracted for a new general ledger system in March of 2013 which we believe will enhance our internal controls and reporting capabilities once fully utilized, which we anticipate will occur before the end of 2013. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating these material weaknesses.

If we fail to effectively remediate the current deficiencies in our control environment or are unable to implement and maintain effective internal control over financial reporting to meet the demands to which we are subject as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or exchange regulations.

Even if we are able to report our financial statements accurately and in a timely manner, unless we make the necessary improvements to address our material weaknesses, the existence of material weaknesses or the continued disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional control deficiencies, including additional material weaknesses and significant deficiencies, may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an “emerging growth company,” we will be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an “emerging growth company.”

If we do not manage our expected growth effectively, our operating results may be materially and adversely affected and our stock price could decline significantly.

The growth and expansion of our business and product and service offerings will place a significant strain on our management, operational and financial resources. To manage our expected growth effectively, we will need to increase our staffing levels and continue to expand and improve our infrastructure, our operating, accounting, financial and administrative systems and our procedures, controls and processes, including, without limitation:

•	significantly enhancing our internal controls to ensure timely and accurate reporting of all of our operations and financial results, and hiring additional personnel in areas such as accounting, finance, regulatory compliance and other important areas;
•	expanding and improving our key business applications, processes and IT infrastructure, including without limitation those relating to accounting and financial reporting, to support our business needs;
•	enhancing information and communication systems to ensure that our employees and officers are well-coordinated and can effectively communicate with each other and our growing customer base; and
•	appropriately documenting our IT systems and our business processes.

These improvements may require significant capital expenditures and allocation of valuable management and employee resources. Our failure to make these improvements or hire any additional necessary personnel, or the failure of our systems, procedures, controls and processes to operate in the intended manner, may result in our inability: to manage our expected growth, which could materially and adversely affect our operating results; to accurately report or forecast our revenue, expenses and earnings; or to prevent certain losses.

Failures in our compliance systems could subject us to significant legal and regulatory costs. Furthermore, if our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

Our ability to comply with all applicable laws and regulations is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. These systems and procedures may not be fully effective. We face the risk of intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of actual or alleged non-compliance with regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits for damages, which can be substantial. Any failure to comply with applicable laws and regulations could adversely affect our business, reputation, financial condition and operating results and, in extreme cases, our ability to conduct our business or portions thereof.

Our sales cycle can be long and unpredictable, particularly with respect to larger financial institutions and other institutional and larger customers, which may result in increased costs and delays in generating revenue from new customers.

The timing of our sales is difficult to predict. Our sales efforts involve educating prospective customers about the use, technical capabilities and benefits of our products and services. Prospective customers often undertake a prolonged product-evaluation process. We may face significant costs, long sales cycles and inherent unpredictability in completing customer sales, particularly, but not exclusively, with respect to larger financial institutions and other institutional and larger customers. A prospective customer’s decision to purchase our products and services may be an enterprise-wide decision and, if so, may require us to educate a significant number of people within the prospective customer’s organization regarding the use and benefits of our products and services. In addition, prospective customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, we may be required to devote greater sales support and professional services resources to a number of individual prospective customers, increasing costs and time required to complete sales and diverting our sales and professional services resources to a smaller number of larger customers, while delaying revenues from other potential new customers until the sales cycle has been completed and the criteria for revenue recognition have been met.

We depend on our senior management team and the loss of one or more key employees, the failure of new executive officers to integrate with our management team or our failure to attract and retain other highly qualified personnel in the future, could have a negative impact on our business.

Our success depends largely on the efforts and abilities of the key members of our senior management team, including our Chairman of the Board and Chief Executive Officer, Brian Storms; our Vice Chairman of the Board and Head of Corporate Strategy, Brian Ferdinand; and our Chief Financial Officer, Kenneth Shifrin. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business. Any failure of our newly formed management team to successfully integrate could also have a negative impact on our business. We are also dependent on the efforts of our team of technology professionals, and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in the technology industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully. In addition, we may be unable to attract and retain qualified management and personnel in the future, including in relation to any diversification of our product and service offerings into new asset classes and/or new geographic locations.

We have outsourced certain research and development to third-party service providers. If these service providers do not perform effectively or if there is misconduct by our service providers, our business may be negatively impacted.

We have outsourced certain technology research and development to third-party service providers in Romania and India in order to achieve cost savings and efficiencies. If these service providers do not perform effectively, we may not be able to achieve any cost savings. Additionally, while we believe our outsourcing contract protects our intellectual property rights, misconduct by our service providers could result in infringement or misappropriation of our intellectual property. Such misconduct could adversely affect our business, financial condition, liquidity and results of operations.

Our financial and other operating results may vary significantly from period to period and may be unpredictable, which could cause our stock price to decline significantly.

Our financial and other operating results may vary significantly from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new customers;
•	the budgeting cycles and purchasing practices of our existing and potential customers;
•	changes in customer requirements or market needs;
•	a general market volume contraction that leads to decreased activity;
•	technological changes;
•	changes in the growth rate of the market for technology service solutions supporting the financial services industry;
•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or customers;
•	our ability to successfully expand our business domestically and internationally;
•	decisions by potential customers to purchase technology service solutions from larger, more established trading, risk management, accounting, reporting and administration technology vendors;
•	price competition;
•	changes in renewal rates for our products and services;
•	the cost and potential outcomes of current or future litigation, which could materially and adversely affect us and cause our stock price to decline significantly;

•	future accounting pronouncements, changes in our accounting policies, the failure to remediate all material weakness and deficiencies in a timely manner or the occurrence or perception of accounting irregularities; and
•	general economic conditions, both domestically and internationally.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant volatility in our financial and other operating results. This variability and unpredictability could result in our failure to meet our revenue or other operating results expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, our stock price could decline significantly and we could face costly lawsuits, including securities class action suits.

We rely on revenue from license and subscription fees. Because we will recognize revenue from license and subscription fees over the term of the relevant service period, downturns or upturns in sales may impact our future operating results.

For the periods ended December 31, 2012 and June 30, 2013, 56% and 59%, respectively, of our revenues were attributable to commissions and fees from broker-dealer operations, while 44% and 41%, respectively, came from license and subscription fees, primarily from QuantX, an entity with which Messrs. Ferdinand, Schaeffer and Keller are affiliated. Prospectively, however, we expect to be more dependent on license and subscription fees in light of the nature of our business and in light of our cessation of the over-the-counter brokerage operations of Liquid Prime Services and Liquid Futures on June 1, 2013. Sales of new or renewal licenses and subscription contracts may decline and fluctuate as a result of a number of factors, including customer satisfaction with our products and services, the price of our products and services, the quality, ease of use and prices of products and services offered by our competitors and reductions in our customers’ spending levels. Furthermore, our customers generally have no contractual obligation to renew their contracts after the initial contract term. We have limited historical data with respect to rates of customer renewals, so we may not be able to accurately predict future renewal trends. If our sales of new or renewal licenses or subscription contracts decline, our future revenue and revenue growth may decline and our business may suffer.

Additional impairment of goodwill or intangible assets in our financial statements could adversely affect our financial position and results of operations.

As of December 31, 2012 and June 30, 2013, we had goodwill of $13.2 million and intangible assets of $18.7 million and $15.2 million, respectively, which together represented 76% and 74%, respectively, of our total assets as of such date. We do not amortize goodwill and intangible assets with indefinite useful lives; rather, such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. During the period ended December 31, 2012, we recognized $1.6 million of goodwill and intangible asset impairments as a result of valuations to determine the fair value of Liquid Partners. With respect to the GMA software, certain negative events could occur which could result in an impairment loss. Such potential negative events could relate to: (1) revenue generated and the acceptance of the software in the marketplace, (2) the research and development expenses required to maintain and develop future versions of the software, (3) the life cycle of the software becoming shorter or longer than anticipated based on changing market and competitive conditions, and (4) changes to the expected cash flow due to macroeconomic and industry factors. Significant revenue growth resulting in a significant increase in cash flows will be necessary to support the recoverability of the carrying value of the GMA software. If there is not a significant increase in cash flows related to the GMA software, an impairment charge is reasonably likely. In the future, we may be required to take additional charges to our operating results if we experience further impairments, which would adversely affect our financial position and our results of operations. Since our growth strategy will likely involve the acquisition of other businesses, assets or technologies, we may record additional goodwill and intangible assets in the future. The possible write-off of this goodwill and intangible assets could harm our financial position and results of operations.

Defects, errors or vulnerabilities in our products or services or the failure of our products or services to perform could materially and adversely affect us and cause our stock price to decline significantly.

Because our products and services are complex, they may contain design defects or errors, such as defects related to performance and scalability, which may not be detected until after their commercial release and deployment to our customers. Our platform may experience technical failures and delays or may fail to meet the requirements of our customers, either of which could temporarily or permanently disrupt our customers’ operations and could cause them significant financial and reputational harm.

Any defects, errors or vulnerabilities in our products and services could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around defects or errors or to address and eliminate vulnerabilities;
•	loss of existing or potential customers;
•	delayed or lost revenue;
•	delay or failure to attain market acceptance;
•	litigation; and
•	negative publicity and reputational harm to us.

Any of the foregoing could materially and adversely affect us and cause our stock price to decline significantly.

We rely on a third-party service provider to host some of our platform and any interruptions or delays in services from this third-party could interrupt the delivery of our products and services and negatively impact our business.

We currently outsource our data center hosting services to a third-party service provider. We do not control the operation of the third-party service provider’s facilities. These facilities may be vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They may also be subject to cyber-terrorism, human error, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these events, a decision by our third-party service provider to close one or more of its facilities without adequate notice to us or other unanticipated events which may be out of our control could result in lengthy interruptions in our service and could negatively impact our business.

Our customers’ inability to access the Internet, network or software failures, security breaches and other interruptions in technology could impair the delivery of our products and services and negatively impact our business.

The availability of our platform could be interrupted by a number of factors, including our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. Furthermore, our ability to collect and report data may be interrupted by a number of other factors, including our ability to access the Internet, the failure of our network or software systems or variability in user traffic on customer websites. In addition, cyber-terrorism, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct may negatively impact our platform or cause us to lose data, and any of these occurrences could expose us to system disruptions, negative publicity, reputational harm or litigation. If we are required to indemnify or are otherwise liable to customers or third parties for damages that may occur resulting from these events, we could be materially and adversely affected and our stock price could decline significantly.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our products and services may be perceived as not being secure, we may lose sales and customers and we may incur significant liabilities.

Our products and services involve the storage and transmission of our customers’ proprietary information and security breaches could expose us to a risk of loss or unauthorized disclosure of this information, litigation and possible liability, as well as damage to our relationships with our customers. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, during the transfer of data to additional data centers or at any other time, and, as a result, someone obtains unauthorized access to our data or our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liability.

Techniques used to obtain unauthorized access or to sabotage technology systems change frequently and generally are not discovered or recognized until a security breach has occurred. As a result, we may be unable to anticipate these threats or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be damaged and our business could be negatively impacted. Any violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely affect us. Moreover, if a security breach occurs with respect to one of our competitors, our customers and potential customers may lose trust in the security of the Software as a Service business model generally, which could adversely impact our ability to retain existing customers or attract new customers.

Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of our service and could ultimately negatively impact our business and future business prospects. A party who is able to compromise the security of our facilities could misappropriate either our proprietary information or the personal or proprietary information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in security. Litigation brought against us regarding security breaches or unauthorized access to customer information could be costly, could divert management’s attention and may result in significant liability.

Our employees may engage in misconduct or other improper activities which could materially and adversely affect us and cause our stock price to decline significantly.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include the misappropriation of funds, intellectual property, or our customers’ proprietary information. Employee misconduct is not always possible to deter or prevent, and any precautions we may take to prevent and detect this activity may not be effective in all cases. We may incur negative publicity and reputational harm as a result of any improper activities by our employees. In addition, any employee fraud or misconduct may give rise to litigation, which could be time-consuming to our management team, costly and could have a material adverse effect on us and cause our stock price to decline significantly.

Our business is subject to the risks of warranty claims, service credits, product liability, product defects and network defects.

Despite testing prior to their release, software products frequently contain undetected errors, defects or security vulnerabilities, especially when initially introduced or when new versions are released. Errors in our platform could affect the ability of our platform to work with other hardware or software products, impact functionality and delay the development or release of new software or new versions of software and adversely affect market acceptance of our platform. Any such errors or delays in releasing new products or new versions of products, or allegations of unsatisfactory performance, could cause us to lose revenue or market share, increase our service costs through service credits, cause us to incur substantial costs in redesigning our products and services, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect us. To work effectively, our platform must successfully interoperate with products and services from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of any such problems could materially and adversely affect us and cause our stock price to decline significantly.

Although we have limitation of liability provisions in our standard terms and conditions of sale, such provisions may not fully or effectively protect us from warranty claims as a result of federal, state or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products and services also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products and services, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources and harm our reputation.

We may be unable to obtain patent rights that effectively protect our integrated technology platform and our other intellectual property rights may not be sufficient to effectively protect our products and technology, which could subject us to increased competition that could negatively impact our business.

We rely, and expect to continue to rely, on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our products and technology. We have filed a utility patent application with the USPTO containing claims that covers certain aspects of our integrated technology platform and will continue to evaluate our technology to identify patentable inventions and, if appropriate, file patent applications to cover such inventions. To date, we have not been issued any patents in respect of our technology platform. We cannot assure investors that a valid patent will issue from our pending application, and the claims allowed on any patent that does issue on our pending application may not be sufficiently broad to effectively protect our technology platform. Any patent that issues on our pending application and any other issued patents that we may obtain may be challenged, invalidated or circumvented, and any rights granted under any patent we may obtain may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent application or that we were the first to file for patent protection. If we are unable to show that we were the first to make the inventions claimed in our pending patent application or that we were the first to file for patent protection, a patent may not issue on our pending patent application or any patent that does issue may be invalidated following issuance. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute our pending patent application (or any future patent applications that we may file) at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain categories of software patents. As a result, we may not be able to obtain adequate patent protection for our software or effectively enforce any patents that issue in the future that cover our software.

In addition to seeking patent protection for certain aspects of our integrated technology platform, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to, and use or distribution of, our proprietary information. However, we cannot assure investors that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached or, if breached, we will be able secure effective remedies for the breach. We also cannot assure investors that any of the measures we have taken will prevent misappropriation or infringement of our technology. In addition, the intellectual property laws of some foreign countries are less protective than those of the United States, and we may be unable to effectively enforce any intellectual property rights we may have in many foreign countries.

Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us. If we obtain any issued patents in the future, this could result in a holding by the USPTO or any foreign patent agency that invalidates or narrows the scope of these issued patents, in whole or in part. If we are unable to obtain intellectual property rights that effectively protect our integrated technology platform and our products (including intellectual property other than patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create our innovative products and services. Any of these events, individually or in the aggregate, could materially and adversely affect us and cause our stock price to decline significantly.

If we infringe the intellectual property rights of others, we may incur additional costs or be prevented from providing certain products and services to our customers, which could materially and adversely affect us and cause our stock price to decline significantly.

We cannot be certain that our products or services do not infringe the intellectual property rights of others and we may be subject to litigation and claims, including claims of misappropriation of trade secrets or infringement of patents, copyrights and other intellectual property rights of third parties. If any of these claims were to be brought, they would be time-consuming and costly to resolve and may lead to unfavorable judgments or settlements. If we were to discover that our products or services infringe the intellectual property rights of third parties, we could be required to make substantial changes to our products or services or obtain licenses from such third parties. We may not be able to obtain such licenses on favorable terms or at all, and we may be unable to change our products or services so that they provide the required functionality without infringing the third party’s intellectual property rights or to make the requisite changes in a timely or cost-effective manner. Failure to resolve an infringement matter successfully or in a timely manner may damage our reputation and force us to incur significant costs, including payment of damages to the owner of the intellectual property rights that are infringed, costs of developing modified or replacement technology or products, and diversion of management’s attention, as well as prevent us from providing certain products or services, which could materially and adversely affect us and cause our stock price to decline significantly.

We may become involved in lawsuits to protect or enforce any patents we obtain or other intellectual property rights, which could be expensive and time-consuming.

Competitors may infringe on our intellectual property. From time to time, we may need to take legal action to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. This can be expensive, particularly for a company of our size, and time-consuming. In addition, if we obtain a patent in the future and bring an action against an infringer of the patent, the court in the action may decide that the patent is not valid or is unenforceable, or may refuse to stop the other party from using the patent at issue on the grounds that our patent claims do not cover the other party’s technology or products. An adverse determination in any litigation or defense proceedings could put one or more of any future patents we may obtain at risk of being invalidated or interpreted narrowly and could put our patent application at risk of not issuing. Proceedings brought before the USPTO may be necessary to determine the priority of inventions with respect to our pending patent application. The results of infringement litigation or interference proceedings may be adverse and, even if successful, the litigation or proceedings may result in substantial costs to our business and distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as the laws of the United States. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this type of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, our stock price could decline.

Our current research and development efforts may not produce successful products and services or features that result in significant revenue, cost savings or other benefits in the near future, if at all, which could materially and adversely affect us and cause our stock price to decline significantly.

Developing our products and services and related enhancements is expensive. Our investments in research and development may not result in significant design improvements, marketable products and services or features or may result in products and services that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue, cost savings or other benefits from these investments in the near future, if at all, which could materially and adversely affect us and cause our stock price to decline significantly.

Our failure to obtain the capital necessary to expand our operations and invest in new products and services could reduce our ability to compete, which could materially and adversely affect us and cause our stock price to decline significantly.

Although we expect that our existing cash and cash equivalents, including the net proceeds from our initial public offering completed in July 2013, together with cash generated from our operations, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months, we cannot assure investors that we will not need to raise additional funds to finance the growth of our business, make acquisitions or for other reasons. We may not be able to obtain additional equity or debt financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, our leverage would increase and the holders of debt would have priority over the holders of our common stock. Furthermore, we may become subject to covenants that restrict our ability to incur additional indebtedness and operate our business in the manner we desire. We may also be required to take or become subject to other actions that are in the interests of the debt holders and to the detriment of the holders of our common stock, such as any foreclosure pursuant to secured debt or any requirement that we maintain specified liquidity or satisfy other financial ratios or covenants. Any of these restrictions or requirements could prevent us from expanding our operations and investing in new products and services, which could reduce our ability to compete, materially and adversely affect us and cause our stock price to decline significantly.

Our ability to sell our products is dependent in part on the quality of our technical support services, and our inability to offer high quality technical support services could adversely affect our customers’ satisfaction with our products and services and could materially and adversely affect us and cause our stock price to decline significantly.

Once our products are deployed within our customers’ networks, our customers depend on our technical support services to resolve any issues relating to our products. If we do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional products and services to existing customers would be adversely affected and our reputation with potential new customers could be damaged. Many large institutional customers will require higher levels of support than smaller customers. If we fail to meet the requirements of the larger customers, it may be more difficult to execute on our strategy to increase our market share with large institutional customers. As a result, our failure to maintain quality technical support services could materially and adversely affect us and cause our stock price to decline significantly.

We depend on the services of prime brokers to provide our customers with access to financial markets. The loss of one or more of our prime brokerage relationships could adversely affect our customers’ ability to access the financial markets, reduce our customer satisfaction, lead to reduced new customer opportunities for us and otherwise adversely affect our business.

We depend on the services of prime brokers to assist in providing our customers with access to financial markets. We currently have established four prime brokerage relationships. We depend, in part, on our prime brokers for connectivity to the financial markets and the loss of one or more of our prime brokerage relationships may affect our customers’ ability to execute transactions and their satisfaction with our products and services and could negatively affect our business. In addition, our prime brokerage relationships are a potential source of new customer referrals for us. As a result, the loss of one or more of these relationships could adversely affect our ability to draw on those relationships as a source of potential new customers for our products and services and otherwise adversely affect our business.

We generally indemnify clearing firms and prime brokers to whom we introduce prime brokerage customers against certain losses, liabilities and claims; as a result, defaults by these customers and other losses incurred by clearing firms and prime brokers as a result of these relationships could have a material adverse effect on our business, financial condition and operating results.

As a derivative of our technology business, we introduce prime brokerage customers to clearing firms and prime brokers. These clearing firms may extend margin credit to our customers and these customers may execute transactions that expose them to risk beyond their invested capital. Pursuant to our agreements with the clearing firms and prime brokers, we generally indemnify and hold the clearing firms and prime brokers harmless from certain losses, liabilities and claims, including those where our customers fail to make payments or deliver securities when due, or fail to meet margin or maintenance calls. Our customers’ use of margin credit may expose us to significant off-balance-sheet risk in the event that collateral requirements of the clearing firms or prime brokers are not sufficient to fully cover losses that customers may incur and if those customers fail to satisfy their obligations.

We may acquire other businesses, assets or technologies, which could require significant management attention, disrupt our business, dilute the value of our common stock and adversely affect our operating results.

As part of our business strategy, we have historically made a number of acquisitions and may continue to acquire or make investments in other companies, assets or technologies which we believe are complementary to our business. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, investors and securities analysts. We may not have sufficient management, financial and other resources to integrate any such future acquisitions or to successfully operate new businesses and we may be unable to profitably operate our expanded company. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition or investment, and we cannot assure investors that we will have sufficient liquidity to fund such transaction from internal funds or have access to sufficient capital on favorable terms, if at all. Any such funding could adversely affect our financial condition and liquidity or the value of our common stock. The sale of equity securities or incurrence of debt to finance any such acquisitions or investments could result in dilution to our stockholders or increase our leverage, as the case may be. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations and may require collateral that would be subject to foreclosure upon any default.

We are subject to litigation risk, which could adversely affect our reputation, and could materially and adversely affect us and cause our stock price to decline significantly.

Many aspects of our business involve risks that expose us to liability under U.S. federal and state laws, as well as the rules and enforcement efforts of our regulators and self-regulatory organizations worldwide. These risks include, among others, disputes over trade terms with customers and other market participants, customer losses resulting from system delay or failure, customer claims that we or our employees executed unauthorized transactions or made materially false or misleading statements and claims by employees against us. For more information, including information regarding certain settled and asserted claims against us, see the section titled “Legal Proceedings” in this Quarterly Report on Form 10-Q. We may also be subject to regulatory investigation and enforcement actions seeking to impose significant fines or other sanctions, which in turn could trigger civil litigation for our operations that may be deemed to have violated applicable rules and regulations in various jurisdictions.

The volume of claims and the amount of damages and fines claimed in litigation and regulatory proceedings against financial services firms have been increasing, particularly in the current environment of heightened scrutiny of financial institutions. Dissatisfied customers may make claims against us regarding the quality of trade execution, improperly settled trades, mismanagement or even fraud, and the number or likelihood of claims may increase as our business expands.

Even if we prevail in any litigation or regulatory proceedings against us, we could incur significant legal expenses defending against such claims, even those without merit. Moreover, because even claims without merit can damage our reputation or raise concerns among our existing customers or potential customers, we may feel compelled to settle claims at a significant cost. The initiation of any claim, proceeding or investigation against us, or an adverse resolution of any such claim, proceeding or investigation, could adversely affect our reputation and materially and adversely affect us and cause our stock price to decline significantly.

Failure to comply with governmental laws and regulations could harm our business, materially and adversely affect us and cause our stock price to decline significantly.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, revocation of licenses required for certain business lines, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, we could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in legal and professional costs and expenses. We provide passive communication technology to institutional investors, such as money managers and hedge funds, that enables such investors to communicate with executing brokers, prime brokers and clearing firms with respect to securities orders that such investors may place with third party brokers through our platform. We do not conduct our technology business in or through our broker-dealers. As such, we must ensure that our technology activities and our compensation structure therefor would not result in our acting as an unregistered broker-dealer or investment adviser that could subject us to, among other things, regulatory enforcement actions, monetary fines, restrictions on the conduct of our technology business and rescission/damages claims by customers who use our technology. Our failure to comply with any laws or regulations, or the costs associated with defending any action alleging our noncompliance with any laws or regulations, could materially and adversely affect us and cause our stock price to decline significantly.

Extensive regulation of certain of our subsidiaries results in our exposure to the potential for penalties and fines and our failure to comply with such regulation could materially and adversely affect us and cause our stock price to decline significantly.

Companies in the financial services industry, including certain of our businesses, have experienced increased scrutiny in recent years and penalties and fines sought by regulatory authorities, including the SEC, FINRA, CFTC, NFA, state securities commissions, state attorneys general and the FCA, have increased accordingly. This regulatory and enforcement environment may create uncertainty.

Certain of our subsidiaries are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which they operate. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion. In addition, we are subject to control person liability with respect to our regulated subsidiaries, which could impose liability on us for certain violations of those subsidiaries. “Associated persons” of ours may, in the future, be subject to investigations that may result in disciplinary actions by the SEC, self-regulatory organizations and state securities administrators. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies such as the SEC and the FCA, require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and our regulated subsidiaries.

Future legislation and/or regulation, and uncertainties resulting from the possibility of legislation and/or regulation, could adversely impact our business. Failure to comply with any of these laws, rules or regulations could result in fines, limitations on business activity, suspension or expulsion from the industry, any of which could materially and adversely affect us and cause our stock price to decline significantly.

We are required to maintain mandated levels of capital, which could constrain our growth and subject us to regulatory sanctions.

The SEC, CFTC, NFA, FINRA, FCA and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our broker-dealer and independent introducing broker subsidiaries. As of December 31, 2012, on a separate company basis, we were required to maintain at least approximately $1.2 million of minimum net capital in the aggregate across all jurisdictions. Effective March 26, 2013, we were required to maintain at least approximately $210,000 of minimum net capital in the aggregate as a result of Liquid Futures changing its regulatory status from a non-clearing FCM to an independent introducing broker. Regulators continue to evaluate and modify minimum capital requirements from time to time in response to market events and to improve the stability of the international financial system. For example, the FCA recently increased capital requirements in the United Kingdom and may do so again in the future. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

Even if regulators do not change existing regulations or adopt new ones, our minimum capital requirements will generally increase in proportion to the size of our business conducted by our regulated subsidiaries. As a result, we will need to increase our regulatory capital in order to expand our operations and increase our revenue, and our inability to increase our capital on a cost-efficient basis could constrain our growth. In addition, in many cases, we are not permitted to withdraw regulatory capital maintained by our subsidiaries without prior regulatory approval or notice, which could constrain our ability to allocate our capital resources most efficiently throughout our operations. In particular, these restrictions could limit our ability to pay dividends or make other distributions on our common stock if our Board of Directors determines, in its sole discretion, to declare and pay dividends on our common stock in the future and, in some cases, could adversely affect our ability to withdraw funds needed to satisfy our ongoing operating expenses, debt service and other cash needs.

Regulators monitor our levels of capital closely. We are required to report the amount of regulatory capital we maintain to our regulators on a regular basis, and to report any deficiencies or material declines promptly. While we expect that our current amount of regulatory capital will be sufficient to meet anticipated short-term increases in requirements, any failure to maintain the required levels of regulatory capital or to report any capital deficiencies or material declines in capital could result in severe sanctions, including fines.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, which could result in a significant decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to share-based compensation and business combinations. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors and result in a significant decline in our stock price.

We currently conduct a portion of our business outside of the United States and our long-term success depends, in part, on our ability to expand our sales to customers outside the United States. As a result, our business is susceptible to risks associated with international operations.

We currently operate in the United States and Europe and are contemplating possible expansion into Asia, including possible business opportunities in China. As we continue to expand the sale of our products and services to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, business practices, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	continued localization of our products and services, including translation into foreign languages and associated expenses;
•	laws and business practices favoring local competitors;
•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act;
•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;
•	ability to provide local data hosting services;
•	different pricing environments, including invoicing and collecting payment in foreign currencies and associated foreign currency exposure;
•	exposure to adverse movements in foreign currency exchange rates;
•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure and legal and compliance costs associated with international operations;
•	different or lesser protection of our intellectual property rights;
•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties; and
•	regional economic and political conditions.

If we are unable to successfully manage the challenges of international operations and expansion, our growth could be limited, and we could be materially and adversely affected.

Our insurance coverage may be inadequate to cover all potential liability which could materially and adversely affect us and cause our stock price to decline significantly.

We maintain director and officer liability insurance, but such insurance may be inadequate or may not be available in the future on acceptable terms, or at all. We do not currently maintain errors and omissions insurance. If we do not have adequate insurance to cover our liability, we could be materially and adversely affected and our stock price could decline significantly.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and human resources and compensation committee, and qualified executive officers.

Risks Related to Ownership of Our Common Stock and Our Organizational Structure

The price of our common stock may be volatile and the value of an investor’s investment could decline.

Technology stocks have historically experienced high levels of volatility. The trading price of our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $9.00 per share, our stock price has ranged from a high of $9.25 to a low of $6.27 through August 30, 2013. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	changes in financial markets or general economic conditions;
•	market acceptance and performance of our products and services;
•	defects and errors in our products or services;
•	system failures and disruptions;
•	the loss of executives or other key employees and our failure to recruit and retain qualified personnel;
•	failure to protect or enforce our intellectual property rights in our proprietary technology;
•	competition from firms with greater financial, technical and marketing resources and access to capital than we have and related competitive pressures;
•	issuances or sales of common stock by us or members of our management team or our Board of Directors;
•	changes in securities analyst recommendations or earnings estimates regarding our common stock, other comparable companies or our industry generally;
•	actual or anticipated fluctuations in our operating results or future prospects;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	significant customer or contract losses; and
•	our ability to raise additional capital on favorable terms as needed.

Issuances or sales of substantial amounts of our common stock in the public markets, or the perception that additional issuances or sales of our common stock might occur, could reduce the price of our common stock and may dilute an investor’s voting power and its ownership interest in us.

Any future issuances or sales of a substantial number of shares of our common stock in the public market, or the perception that these issuances or sales could occur, could adversely affect our stock price and may make it more difficult for an investor to sell common stock at a time and price that such investor deems appropriate. As of August 16, 2013, we had 24,466,128 outstanding shares of common stock.

Subject to certain exceptions, we and all of our directors and executive officers and substantially all of our existing stockholders at the time of our initial public offering agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock for a period of 180 days from July 25, 2013 without the permission of the underwriter in the initial public offering. When the lock-up period expires, we, our directors and officers and our locked-up stockholders will be able to sell our shares in the public market (subject to any legal limitation on sales by affiliates and any other legal restrictions). In addition, the underwriter may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period.

Holders of 18,623,579, or approximately 76%, of the outstanding shares of our common stock as of August 16, 2013 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. All shares of our common stock held by our existing stockholders at the time of our initial public offering are “restricted securities” as defined in Rule 144. These restricted securities were issued and sold by us in reliance on exemptions from the registration requirements of the Securities Act. These shares may be sold in the public market only if registered or pursuant to an exemption from registration, such as Rule 144 or Rule 701 under the Securities Act. Of these shares, we expect that 8,202,111 shares will be available for public sale under Rule 144 without limitation upon the expiration of the 180-day lock-up period pursuant to the lock-up agreements entered into by these stockholders with the underwriter, assuming we are in compliance with the current public information requirements of Rule 144. We expect that the remaining 14,891,196 of these shares will be available for public sale pursuant to Rule 144 upon expiration of the lock-up period subject to volume limitations, manner of sale restrictions and other limitations applicable to sales of our securities by affiliates of us. We also intend to register the offer and sale of the shares of common stock that we may issue under our equity compensation plans on a registration statement on Form S-8 prior to the expiration of the lock-up period referenced above.

Insiders have substantial control over us, which could limit an investor’s ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 75% of the outstanding shares of our common stock. As a result, these stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from other investors and may vote in a way with which other investors may disagree and which may be adverse to the interests of other investors. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately adversely affect the market price of our common stock.

We cannot assure investors that an active or liquid trading market will develop or be sustained for our common stock or the market price at which our common stock will trade.

Although our common stock is listed on the NASDAQ Global Market, we cannot assure investors that an active or liquid trading market for our common stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Since our initial public offering in July 2013, the volume of trading in our common stock has been very limited. We cannot predict the prices at which our common stock will trade or the liquidity of the market for our common stock.

We have broad discretion in the use of the net proceeds that we received from our initial public offering.

We have broad discretion in the application of the net proceeds of our initial public offering in July 2013. Shareholders may not agree with such uses and the net proceeds may be used for corporate purposes that do not increase our operating results or market value. Until the net proceeds are used, they may be placed in investments that do not produce income or that lose value. Our failure to apply the net proceeds effectively could affect our ability to continue to develop and sell our products and services and grow our business, which could cause our stock price to decline.

The requirements of being a public company places significant demands on our resources and management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly, and increases demand on our systems and resources, which effects will become more significant after we no longer qualify as an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have recently hired additional personnel to help us to comply with these requirements, we may need to hire more employees in the future, which will increase our operating costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and operating results may be harmed.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenue is less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;
•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
•	the date on which it is deemed to be a “large accelerated filer,” which will occur at the time the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and we could remain an emerging growth company until as late as December 31, 2018.

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

•	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;
•	be exempt from the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers), the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;
•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation;
•	be permitted to delay compliance with new or revised financial accounting standards available under Section 102(b) of the JOBS Act; and
•	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We currently intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company,” except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.

Our qualification as an “emerging growth company” means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide investors with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our stock price may be adversely affected.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and NASDAQ regarding our internal control over financial reporting. We may not complete needed improvements to our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and NASDAQ. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. As of December 31, 2012, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. See the information under the heading “—If we fail to remediate our current material weaknesses and deficiencies in our internal control over financial reporting or we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected, our reputation could be harmed and our stock price could decline significantly.”

Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting by the time our annual report for the year ending December 31, 2014 is due and thereafter, which will require us to document and make significant changes to our internal control over financial reporting.

Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time that we cease to be an “emerging growth company,” as defined in the JOBS Act, although, as described in the preceding risk factor, we could potentially qualify as an “emerging growth company” until December 31, 2018. As a result, we will be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to test our systems and to make such improvements and to hire additional personnel. If our management is unable to certify the effectiveness of our internal control over financial reporting or if our independent registered public accounting firm cannot deliver (at such time as it is required to do so) a report attesting to the effectiveness of our internal control over financial reporting, or if we identify or fail to remediate material weaknesses in our internal control over financial reporting, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our reputation and the market price of our common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could materially and adversely affect us and cause our stock price to decline significantly.

If securities or industry analysts do not publish research or reports about us, or publish inaccurate or unfavorable research or reports about us, our stock price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If research analysts do not publish research or reports about us, or if one or more of the analysts who cover us should downgrade our stock or change their opinion of our stock, our stock price would likely decline. If one or more of these analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.

We do not anticipate paying any cash dividends on the shares of our common stock.

We have not declared or paid any cash dividends since our formation and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Because we do not intend to pay any dividends for the foreseeable future, an investor may need to sell its shares of common stock to realize a return on its investment, and an investor may not be able to sell its shares at or above the price the investor paid for them. Any determination to pay dividends in the future will be at the sole discretion of our Board of Directors. Accordingly, we may never pay dividends on the shares of our common stock. In addition, our ability to pay any dividends to our stockholders depends on the performance of our subsidiaries and their ability to distribute cash to us through distributions and dividends. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, our and our subsidiaries’ strategic plans, financial results and conditions, liquidity, contractual, legal, financial and regulatory prohibitions and other restrictions on distribution and dividends, capital requirements and business prospects and such other factors as considered to be relevant to such determination.

Our organizational documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our certificate of incorporation and bylaws contain provisions that could prevent, delay or deter a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified Board of Directors with three-year staggered terms and directors can only be removed for cause, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•	the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•	the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	the requirement that a special meeting of stockholders may be called only by the Chairman of the Board, our Vice Chairman of the Board, our Chief Executive Officer, or a majority vote of our Board of Directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•	the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend certain provisions of our certificate of incorporation and bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and
•	a provision that certain litigation against us can only be brought in the Court of Chancery of the State of Delaware.

In addition, as a Delaware corporation, we have not opted out of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On July 25, 2013, we priced the IPO of our common stock pursuant to a Registration Statement (File No. 333-187859), that was declared effective on the same date. The offering closed on July 31, 2013. Under the Registration Statement, we registered, issued and sold 3,175,000 shares of our common stock, at a price to the public of $9.00 per share for an aggregate public offering amount of $28.6 million. Of the 3,175,000 shares, 3,094,921 shares were purchased by Sandler O’Neill & Partners, L.P., as sole underwriter, and the remaining 80,079 shares were purchased directly from us by Brian Ferdinand (one of our founders and our Vice Chairman and Head of Corporate Strategy, a member of our board of directors and a greater than 10% stockholder of our company) in a direct offering (the “direct offering”).

We received net proceeds in the offering of approximately $17.4 million after deducting underwriting discounts and commissions of approximately $2.0 million (including a fee in the same amount as the underwriting discount paid by us to the underwriter in connection with the purchase of shares by Mr. Ferdinand in the direct offering) and offering related expenses of approximately $9.3 million.

As of August 15, 2013, we had used approximately $0.9 million to purchase 105,000 shares of our common stock from Brian Storms, our Chairman of the Board and Chief Executive Officer, in connection with the consummation of the IPO; an aggregate of approximately $1.1 million to make payments to Mr. Ferdinand and Richard Schaeffer (one of our founders and a member of our board of directors and a greater than 10% stockholder of our company) and Robert Keller (one of our founders and a greater than 5% stockholder of our company) in connection with the IPO pursuant to contractual obligations; and an aggregate of approximately $0.8 million to repay previously outstanding loans to us from Messrs. Ferdinand and Schaeffer and Thomas Ross (a member of our board of directors). Other than these payments, each of which was contemplated in the Registration Statement, we did not make any payments of expenses in connection with the offering to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates. We expect to use the remaining net proceeds for investments in our technology and our sales and marketing functions, and for working capital and general corporate purposes, which may also include acquisitions of complementary businesses, products or technologies. Pending specific application of the net proceeds, the remaining proceeds are currently held in short-term, interest bearing, investment grade securities, certificates of deposit or government securities.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

10.1	Lease agreement, dated August 12, 2013, between Liquid Holdings Group, Inc. and 800 Third Avenue Associates, LLC.

10.2	2012 Amended and Restated Stock Incentive Plan.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liquid Holdings Group, Inc. (Registrant)

Dated: September 9, 2013	By:	/s/ Brian M. Storms
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: September 9, 2013	By:	/s/ Kenneth D. Shifrin
Chief Financial Officer
(Principal Financial and Accounting Officer)

