Form 10-Q
period 2013-09-30
Liquid Holdings Group, Inc.
filed 2013-11-14
CIK 1562594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-36024
LIQUID HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-3252142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Third Avenue, 39th Floor New York,	10022
(Address of principal executive offices)	(Zip Code)

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
  ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes ☐No

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
☐Yes   ☒No

As of November 8, 2013, there were 24,486,388 shares of the Registrant’s common stock outstanding.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor Company
	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,537,015	$1,380,078
Note receivable from related party - QuantX Management, LLP	-	2,250,000
Deferred offering costs	-	3,476,427
Accounts receivable	652,171	467,507
Prepaid expenses and other current assets	1,150,840	1,288,985
Total current assets	15,340,026	8,862,997

Property and equipment, net	448,515	325,285

Other assets:
Due from related parties	659,030	359,030
Deposits	607,982	478,258
Other intangible assets, net of amortization of $8,155,864 and $2,742,518	13,326,779	18,740,125
Goodwill	13,182,936	13,182,936
Total other assets	27,776,727	32,760,349

TOTAL ASSETS	$43,565,268	$41,948,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,842,680	$3,199,869
Due to related parties	43,930	61,873
Deferred income	1,696	2,062
Deferred tax liability, net	-	268,160
Total current liabilities	3,888,306	3,531,964

Long-term liabilities:
Deferred rent	104,893	51,338
Contingent consideration payable on Fundsolve acquisition	-	1,561,000
Deferred tax liability, net	1,822,957	429,100

Total liabilities	5,816,156	5,573,402

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 24,486,388 and 17,791,284 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	2,448	1,779
Additional paid-in capital	116,136,741	74,637,387
Accumulated deficit	(77,271,532)	(38,245,864)
Treasury stock, at cost, 121,674 shares at September 30, 2013	(1,029,078)	-
Accumulated other comprehensive income (loss)	(89,467)	(18,073)
Total stockholders’ equity	37,749,112	36,375,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,565,268	$41,948,631

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
	Successor Company				Predecessor Company
	Three Months	Three Months	Nine Months	Period from	Three Months	Nine Months
	Ended	Ended	Ended	April 24, 2012 to	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2012	September 30, 2012
Revenues:
Brokerage activities	$-	$251,803	$1,872,647	$415,354	$375,391	$437,042
Software services	732,388	424,143	2,016,159	424,143	-	-
	732,388	675,946	3,888,806	839,497	375,391	437,042
Cost of revenues:
Brokerage activities	-	151,989	1,248,192	234,876	257,842	302,194
Software services	398,121	115,294	993,697	115,294	-	-
	398,121	267,283	2,241,889	350,170	257,842	302,194
Gross profit	334,267	408,663	1,646,917	489,327	117,549	134,848
Operating expenses:
Compensation	6,065,772	328,665	14,928,963	8,591,039	104,957	257,548
Consulting fees	221,333	169,679	12,182,417	2,992,145	1,140	14,410
Depreciation and amortization	1,823,084	758,359	5,472,329	943,109	14,505	29,909
Professional fees	1,259,884	218,185	2,262,022	1,346,061	12,850	79,382
Rent	319,390	197,417	926,711	323,028	52,586	252,424
Computer related and software development	608,175	124,591	1,639,335	172,505	152,269	232,779
Other	497,240	189,494	1,621,821	405,454	51,379	115,730
Impairment of goodwill and intangible assets	-	1,550,652	-	1,550,652	-	3,300,000
Total operating expenses	10,794,878	3,537,042	39,033,598	16,323,993	389,686	4,282,182
Loss from operations	(10,460,611)	(3,128,379)	(37,386,681)	(15,834,666)	(272,137)	(4,147,334)

Non-operating income (expense):
Unrealized gain (loss) on contingent consideration payable	44,129	43,000	-	43,000	-	-
Gain (loss) on settlement of contingent consideration payable	(649,688)	1,545,000	(649,688)	1,545,000	-	3,300,000
Interest and other, net	126,909	(90,797)	136,398	(80,078)	64	127
Total non-operating income (expense)	(478,650)	1,497,203	(513,290)	1,507,922	64	3,300,127
Loss before income taxes	(10,939,261)	(1,631,176)	(37,899,971)	(14,326,744)	(272,073)	(847,207)
Income tax expense (benefit)	1,309,903	(4,404)	1,125,697	(38,682)	-	-
Net loss	(12,249,164)	(1,626,772)	(39,025,668)	(14,288,062)	(272,073)	(847,207)
Other comprehensive income (loss):
Foreign currency translation	(88,312)	(3,671)	(71,394)	(10,815)	-	-
Total comprehensive loss	$(12,337,476)	(1,630,443)	$(39,097,062)	$(14,298,877)	$(272,073)	$(847,207)

Basic and diluted earnings (loss) per share	$(0.52)	$(0.11)	$(1.82)	$(1.02)	$-	$-

Weighted average number of common shares outstanding during the period - basic and diluted	23,533,756	15,136,725	21,470,866	14,009,224	-	-

Supplemental Information to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Software services revenues from related parties	$604,682	$360,889	$1,690,735	$360,889	$-	$-
Software services cost of revenues to related parties	$87,268	$24,291	$248,808	$24,291	$-	$-
Share-based compensation included in compensation	$1,902,154	$-	$7,430,087	$8,121,888	$-	$-
Share-based compensation included in consulting fees	$-	$-	$11,649,693	$2,404,992	$-	$-
See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Treasury
Successor Company	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Stock	Total

Balance at December 31, 2012	17,791,284	$1,779	$74,637,387	$-	$(38,245,864)	$(18,073)	$-	$36,375,229

Vesting of issued restricted common shares	253,346	25	(25)	-	-	-	-	-

Capital contribution by Founder for sale of common shares to consultant below market in connection with share-based compensation, January 2013	-	-	38,102	-	-	-	-	38,102

Capital contribution by Founder for sale of common shares to director below market in connection with share-based compensation, January 2013	-	-	327,622	-	-	-	-	327,622

Issuance of common shares in connection with sales by the Company, January 2013	112,574	11	999,989	-	-	-	-	1,000,000

Issuance of common shares in connection with sales by the Company, February 2013	36,387	4	299,996	-	-	-	-	300,000

Capital contribution by Founders for sale of common shares to director below market in connection with share-based compensation, February 2013	-	-	40,250	-	-	-	-	40,250

Issuance of common shares in connection with sales by the Company, March 2013	245,136	25	1,999,975	-	-	-	-	2,000,000

Capital contribution by Founders for sale of common shares to consultant below market in connection with share-based compensation, March 2013	-	-	100,626	-	-	-	-	100,626

Capital contribution by Company for sale of common shares to consultant below market in connection with share-based compensation, April 2013	720,498	72	5,273,468	-	-	-	-	5,273,540

Issuance of common shares in accordance with anti-dilution provisions for certain March 2013 sales	2,402	-	-	-	-	-	-	-

Capital contribution by Founders for sale of common shares to consultants below market in connection with share-based compensation, May 2013	-	-	5,221,800	-	-	-	-	5,221,800

Capital contribution by Founder for sale of common shares to Founder below market in connection with share-based compensation, May 2013	-	-	1,445,000	-	-	-	-	1,445,000

Capital contribution by CEO and Employees for sale of common shares to consultant below market in connection with share-based compensation, May 2013	-	-	469,625	-	-	-	-	469,625

Capital contribution by Founder for sale of common shares to CEO below market in connection with share-based compensation, May 2013	-	-	780,000	-	-	-	-	780,000

Capital contribution by Founder for sale of common shares to director below market in connection with share-based compensation, May 2013	-	-	48,750	-	-	-	-	48,750

Capital contribution by Founder for sale of common shares to Founder below market in connection with share-based compensation, June 2013	-	-	1,445,000	-	-	-	-	1,445,000

Capital contribution by Founders for sale of common shares to consultant below market in connection with share-based compensation, June 2013	-	-	505,750	-	-	-	-	505,750

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Treasury
Successor Company	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Stock	Total

Issuance of common shares in accordance with 2012 Equity Plan for share-based compensation, June 2013	1,838,385	184	(184)	-	-	-	-	-

Issuance of common shares upon initial public offering, net of underwriting discount, July 2013	3,175,000	318	26,017,308	-	-	-	-	26,017,625

Issuance of common shares to Founder in accordance with anti-dilution provision	142,524	14	(14)	-	-	-	-	-

Issuance of common shares in connection with satisfaction of contingent consideration payable on Fundsolve acquisition, July 2013	245,632	25	2,210,663	-	-	-	-	2,210,688

Direct costs of initial public offering	-	-	(8,729,737)	-	-	-	-	(8,729,737)

Treasury stock acquired	(121,674)	(12)	12	-	-	-	(1,029,078)	(1,029,078)

Issuance of common shares upon vesting of restricted stock units	44,894	4	(4)	-	-	-	-	-

Share-based compensation	-	-	3,005,382	-	-	-	-	3,005,382

Foreign currency translation	-	-	-	-	-	(71,394)	-	(71,394)

Net loss	-	-	-	-	(39,025,668)	-	-	(39,025,668)

Balance at September 30, 2013 (Unaudited)	24,486,388	$2,448	$116,136,741	$-	$(77,271,532)	$(89,467)	$(1,029,078)	$37,749,112

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

							Accumulated
				Additional			Other
	Common Stock			Paid-in	Subscription	Accumulated	Comprehensive	Treasury
Successor Company	Shares		Amount	Capital	Receivable	Deficit	Income (Loss)	Stock	Total

Balance at January 17, 2012 (inception)	-	$		$-	$-	$-	$-	$-	$-

Issuance of common shares to Founders, April 2012	9,979,324			2,003,468	(2,003,468)	-	-	-	-

Issuance of common shares in accordance with 2012 Equity Plan for consulting services and share-based compensation, April 2012	1,623,546			10,348,136	-	-	-	-	10,348,136

Capital contribution by Founder for sale of common shares to director below market in connection with share-based compensation, April 2012	-			178,744	-	-	-	-	178,744

Issuance of common shares for the purchase of proprietary software, April 2012	868,338			-	-	-	-	-	-

Founders contribution of Futures for satisfaction of subscription receivable in May 2012	-			(6,623)	1,385,330	-	-	-	1,378,707

Issuance of common shares for the contribution of 2.5% interest of Liquid Trading Institutional, LLP, June 2012	169,453			425	-	-	-	-	425

Founders contribution of Liquid Trading Institutional, LLP 97.5% interest for satisfaction of subscription receivable in July 2012	-			-	16,575	-	-	-	16,575

Issuance of common units in connection with the acquisition of Liquid Partners, LLC, July 2012	951,432			8,755,000	-	-	-	-	8,755,000

Issuance of common units in connection with the unit sale, net of issuance cost of $1,250,000 , July 2012	1,239,986			11,250,000	-	-	-	-	11,250,000

Issuance of common units in connection with the acquisition of Green Mountain Analytics in August 2012	2,038,857			19,973,374	-	-	-	-	19,973,374

Issuance of common units in connection with the acquisition of LTI, LLC in September 2012	495,821			5,078,588	-	-	-	-	5,078,588

Foreign currency translation	-			-	-	-	(10,815)	-	(10,815)

Net loss	-			-	-	(14,288,062)	-	-	(14,288,062)

Balance at September 30, 2012 (Unaudited)	17,366,757		$-	$57,581,112	$(601,563)	$(14,288,062)	$(10,815)	$-	$42,680,672

							Accumulated
				Additional			Other
	Common Stock			Paid-in	Subscription	Accumulated	Comprehensive	Treasury
Predecessor Company	Shares	Amount		Capital	Receivable	Deficit	Income (Loss)	Stock	Total

Balance at December 31, 2011	-	$		$620,100	$-	$(696,030)	$-	$-	$(75,930)

Owner's contributions	-			2,200,000	-	-	-	-	2,200,000

Net loss	-			-	-	(847,207)	-	-	(847,207)

Balance at September 30, 2012 (Unaudited)	-		$-	$2,820,100	$-	$(1,543,237)	$-	$-	$1,276,863

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Predecessor
	Successor Company		Company
	Nine Months	Period from	Nine Months
	Ended	April 24, 2012 to	Ended
	September 30, 2013	September 30, 2012	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,025,668)	$(14,288,062)	$(847,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and intangible assets	-	1,550,652	3,300,000
Unrealized (gain) loss on contingent consideration payable	-	(43,000)	-
(Gain) loss on settlement of contingent consideration payable	649,688	(1,545,000)	(3,300,000)
Depreciation and amortization expense	5,472,329	943,109	29,909
Share-based compensation	7,430,087	8,121,888	-
Share-based payments for consulting services	11,649,693	2,404,992	-
Other	47,740	19,241	12,194
Deferred taxes	1,125,697	(38,682)	-
Changes in operating assets and liabilities:
Accounts receivable	(184,664)	(126,176)	(424,351)
Deferred offering costs	3,476,427	(1,356,982)	-
Prepaid expense and other current assets	138,145	(110,592)	-
Due from related parties	(300,000)	-	-
Security deposit	(129,724)	(251,359)	(150,000)
Deposit with clearing organization	-	-	(250,072)
Accounts payable and accrued expenses	264,478	2,002,525	173,142
Due to related parties	(17,943)	(565,805)	-
Other current liabilities	(366)	-	-
NET CASH USED IN OPERATING ACTIVITIES	(9,404,081)	(3,283,251)	(1,456,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(189,042)	(53,339)	(285,427)
Aquisition of intangible assets	-	(1,526,530)	-
Cash acquired in acquisitions	-	1,488,117	-
Capital contributions in acquisitions in advance of regulatory approval	-	(2,150,000)	-
Advances to related parties	-	498,058	-
Note and interest receivable from related party - QuantX Management, LLP	-	(5,000,000)	-
Repayment of note from related party - QuantX Management, LLP	2,250,000	1,500,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,060,958	(5,243,694)	(285,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering of common stock, net of underwriting discount	26,017,625	-	-
Direct costs of initial public offering	(8,729,737)	-	-
Purchase of treasury stock	(1,029,078)	-	-
Proceeds from sales of common shares, net of offering costs	3,300,000	11,250,000	-
Proceeds from loans from related parties	750,000	-	-
Repayment of loans from related parties	(750,000)	-	-
Due to related parties	-	-	155,903
Owner's capital contributions	-	-	2,200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,558,810	11,250,000	2,355,903
Effect of exchange rate changes on cash	(58,750)	(10,815)	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,156,937	2,712,240	614,091
CASH AND CASH EQUIVALENTS - Beginning	1,380,078	-	428,257
CASH AND CASH EQUIVALENTS - Ending	$13,537,015	$2,712,240	$1,042,348

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Predecessor
	Successor Company		Company
	Nine Months	Period from	Nine Months
	Ended	April 24, 2012 to	Ended
	September 30, 2013	September 30, 2012	September 30, 2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,611	$1,952	$49

Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of contingent consideration on Fundsolve acquisition	$2,210,688	$-	$-

Founders contribution of Liquid Futures, LLC, May 2012	$-	$1,378,708	$-

Issuance of common shares for the contribution of Liquid Trading Institutional LLP, June 2012	$-	$17,000	$-

Capital contribution by Founders	$-	$1,511,969	$-
Issuance of common shares in connection with the acquisition of Liquid Partners LLC, July 2012	$-	$8,755,000	$-
Issuance of common shares in connection with the acquisition of Green Mountain Analytics, LLC, August 2012	$-	$19,973,374	$-
Issuance of common shares in connection with the acquisition of LTI, LLC, September 2012	$-	$5,078,588	$-

Contingent consideration on Fundsolve acquisition	$-	$1,561,000	$-

Founders distribution for Liquid Futures, LLC	$-	$1,425,000	$-

Founders distribution for Liquid Trading Holdings Limited	$-	$589,713	$-

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

  Organization

Liquid Holdings Group, Inc. (“LHG,” the “Company” or the “Successor Company”) was originally formed on January 17, 2012 as a Delaware limited liability company under the name Liquid Holdings Group, LLC with the intention of being the holding company to acquire and own a group of companies and ultimately pursue an initial public offering (“IPO”) in the United States.  On July 24, 2013, the Company reorganized as a Delaware corporation and changed its name to Liquid Holdings Group, Inc.  In connection with this reorganization, all of the outstanding common units of the Company were converted into shares of common stock of Liquid Holdings Group, Inc. at a ratio of 10,606.81 shares of common stock for each common unit.  The accompanying financial statements have been revised to reflect the conversion of all common units and per unit amounts as if the conversion had occurred at the beginning of the periods presented.  The Company’s Registration Statement, as filed with the Securities and Exchange Commission (“SEC”) on Form S-1, as amended (File No. 333-187859), became effective on July 25, 2013.  On July 26, 2013, the Company’s common stock began trading on the NASDAQ Global Market under the ticker symbol “LIQD.”  On July 31, 2013, the Company completed its IPO in which 3,175,000 shares of its common stock were sold at a public offering price of $9.00 per share.  The Company received net proceeds in the IPO of approximately $17.3 million after deducting underwriting discounts and commissions of approximately $2.6 million and offering related expenses of approximately $8.7 million.

The Company is the successor control entity of the Liquid Predecessor Companies (collectively, the “Predecessor Company”), which was not a legal entity, but rather a combination of certain entities and operations formed to continue and expand the Liquid organization in developing and operating a proprietary next generation technology platform that streamlines and unifies the entire trade and risk management process for the financial services community.  The individual entities that comprise the Predecessor Company include:

⋅      Liquid Prime Holdings, LLC (“LPH”)
⋅      Liquid Prime Services, Inc. (“Prime”)
⋅      Liquid Trading Holdings Limited (“Guernsey”)
⋅      Centurion Capital Group, LLC (“Centurion”).

The Company’s subsidiaries that are included in the consolidation are:

⋅      Liquid Futures LLC (“Futures”)
⋅      Liquid Trading Institutional LLP (“Institutional”)
⋅      Liquid Partners, LLC formerly known as Centurion Capital Group, LLC and Centurion  Trading Partners, LLC (collectively “Centurion”)
⋅      Fundsolve Ltd. (“Fundsolve”)
⋅      LHG Technology Services Ltd. (“Technology”)
⋅      Liquid Prime Holdings, LLC (“LPH”)
⋅      Green Mountain Analytics, LLC (“GMA”)
⋅      LTI, LLC (“LTI”).

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Management believes that the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for the fair presentation of the results of the interim periods presented. Operating results for the three-and nine-months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent period.

The unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements included as part of its Registration Statement as filed with the SEC on Form S-1, as amended (File No. 333-187859).

Reclassifications

At September 30, 2013, the Company reclassified the presentation of certain current assets on its condensed consolidated balance sheets.  Formerly, amounts for customer accounts receivable and short-term deposits were recorded in one account, Other receivable.  The current classification records amounts for customer accounts receivable to a new account, Accounts receivable, while amounts for short-term deposits are recorded to Prepaid expenses and other current assets.  This reclassification was retroactively applied to December 31, 2012, resulting in $467,507 recorded to Accounts receivable and $1,169,568 reclassed to Prepaid expenses and other current assets.  Management believes that the current presentation is more transparent for the reader of its financial statements.  Management does not believe that these reclassifications are material to the condensed consolidated financial statements taken as a whole.

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

(2) Fair Value Measurements

Fair Value Hierarchy

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market.  When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

⋅      Level 1 Inputs: Unadjusted quoted prices for identical assets or liabilities in active markets accessible to the Company at the measurement date.

⋅      Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

⋅      Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration Payable

The Company’s contingent consideration is classified as a liability, and was initially measured at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805—Business Combinations Paragraph 30-25-5.  The contingent consideration was remeasured at fair value at the end of each reporting period until the contingency was resolved, which occurred upon the Company's IPO, with any changes in fair value recognized in earnings.  The Company utilized a market approach to determine fair value and relied on Level 3 inputs prior to the IPO. These fair value measurements were, therefore, considered Level 3 measurements.  Unobservable inputs, prior to the IPO, consisted of valuations based upon transactions in the Company’s common units, the discount for lack of marketability, the cost of equity and estimates of the probability of an IPO occurring by a certain date. Subsequent to the IPO, the contingent consideration was valued using Level 1 measurements up to the date the liability was settled.

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers between Level 1 and Level 2

There were no transfers of financial assets or liabilities between Level 1 and Level 2, or between Level 2 and Level 3 during the periods ended September 30, 2013 and December 31, 2012.

Reconciliation of Recurring Fair Value Measurements within Level 3

The following table presents a summary of changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Payable
	(Unaudited)
	September 30, 2013	December 31, 2012
Opening Balance	$1,561,000	$-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses for the period included in earnings:
Realized (gains) losses	649,688	(1,545,000)
Unrealized (gains) losses	-	(129,000)
Purchases, issues, sales and settlements:
Purchases	-	-
Issues	-	11,990,000
Sales	-	-
Settlements	(2,210,688)	(8,755,000)
Closing balance	$-	$1,561,000
Change in unrealized gains and losses for the period included in earnings at period end	$-

Financial Assets and Financial Liabilities not Measured at Fair Value

The following table summarizes the carrying amount and estimated fair value of the Company’s financial assets that are not measured at fair value either on a recurring or nonrecurring basis:

		Estimated Fair Value
September 30, 2013 (Unaudited)	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$13,537,015	$13,537,015	$-	$-	$13,537,015

		Estimated Fair Value
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,380,078	$1,380,078	$-	$-	$1,380,078
Note receivable from related party	$2,250,000	$-	$-	$2,255,000	$2,255,000

The following is a description of the principal valuation methods used by the Company for those financial assets that are not measured at fair value either on a recurring or non-recurring basis:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Receivable from Related Party

In estimating the fair value of the note receivable from a related party, the Company used a discounted cash flow model.  Fair value is estimated by discounting the anticipated cash flows from the loans, assuming future prepayments and using market interest rates for new loans with comparable credit risk.

(3) Goodwill and Other Intangible Assets

Acquired Intangible Assets

		(Unaudited)
		September 30, 2013			December 31, 2012
	Amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Software and trading platform	3 years	$19,374,098	$(7,100,225)	$12,273,873	$19,374,098	$(2,244,378)	$17,129,720
Customer relationships(1)	3 years	1,261,000	(490,389)	770,611	1,261,000	(175,140)	1,085,860
Non-compete agreements(1)	Life of agreement, 24 months	646,000	(565,250)	80,750	646,000	(323,000)	323,000
Total		$21,281,098	$(8,155,864)	$13,125,234	$21,281,098	$(2,742,518)	$18,538,580
Indefinite-Lived Intangible Assets:
Broker licenses	N/A	$163,000	$-	$163,000	$163,000	$-	$163,000
Patents pending	N/A	36,545	-	36,545	36,545	-	36,545
Trade names	N/A	2,000	-	2,000	2,000	-	2,000
Total		$201,545	$-	$201,545	$201,545	$-	$201,545

(1)	Gross and net carrying amounts were reduced by $86,000 in total due to impairment during the year ended December 31, 2012.

Aggregate amortization expense for intangible assets was $1,808,618 and $5,406,604 for the three- and nine-months ended September 30, 2013, respectively, $751,040 for the three-months ended September 30, 2012 and $935,790 for the period from April 24, 2012 to September 30, 2012.  As of September 30, 2013, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

Remainder of 2013	$1,797,313
2014	6,866,252
2015	4,461,669
$13,125,234

There was no amortization expense of the Predecessor Company for the three- and nine-months ended September 30, 2012.

Goodwill

The Company performs its annual goodwill impairment test each July 31 to determine if the carrying amount of goodwill exceeds its fair value.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill are as follows:

		Business		(Unaudited)
	Balance at	Combinations /		Balance at
	December 31, 2012	Asset Acquisitions	Impairment Losses	September 30, 2013
Partners	$7,115,505	$-	$-	$7,115,505
Fundsolve	206,328	-	-	206,328
GMA	4,338,615	-	-	4,338,615
LTI	1,515,968	-	-	1,515,968
LPH	4,600	-	-	4,600
Futures	1,240	-	-	1,240
Institutional	680	-	-	680
Total Goodwill	$13,182,936	$-	$-	$13,182,936

		Business
	Balance at	Combinations /		Balance at
	December 31, 2011	Asset Acquisitions	Impairment Losses	December 31, 2012
Partners	$-	$8,580,157	$(1,464,652)	$7,115,505
Fundsolve	-	206,328	-	206,328
GMA	-	4,338,615	-	4,338,615
LTI	-	1,515,968	-	1,515,968
LPH	-	4,600	-	4,600
Futures	-	1,240	-	1,240
Institutional	-	680	-	680
Total Goodwill	$-	$14,647,588	$(1,464,652)	$13,182,936

(4) Certain Relationships and Related Party Transactions

Amounts recognized from transactions with related parties in the accompanying condensed consolidated balance sheets are as follows:

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Note receivable from QuantX Management, LLP	$-	$2,250,000

Due from QuantX Management, LLP	$243,030	$243,030
Due from Ferdinand Capital	116,000	116,000
Due from shareholder	300,000	-
Total due from related parties	$659,030	$359,030

Liabilities:
Due to related parties	$43,930	$61,873
Total due to related parties	$43,930	$61,873

Note Receivable from QuantX Management, LLP

In June 2012, the Company entered into a demand promissory note with Liquid Trading Int’l LLP, which changed its name to QuantX Management, LLP (“QuantX”) effective January 22, 2013.  The note, in the principal amount of $5,000,000, was payable upon demand, but in no event no later than May 15, 2013.  The note bore interest at a rate of 3% per annum which was payable upon demand.  At September 30, 2013 and December 31, 2012, there was no accrued interest receivable included in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.  QuantX repaid an aggregate of $2,750,000 of principal during the year ended December 31, 2012, with the remaining principal balance of $2,250,000 repaid during the period ended March 31, 2013.  Total interest received over the life of the loan was $74,416.  QuantX is a multi-strategy principal-only trading firm with which the founders of the Company are affiliated.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due from QuantX Management, LLP

During 2012, the Company provided payments to GMA on behalf of QuantX in relation to the development of LiquidView, a software tool which forms a component of the Company’s accounting technology platform.  In addition, Partners received payments from QuantX to facilitate the payment of operating expenses.  LTI also advanced funds to QuantX for various expenses prior to being acquired by the Company.  These payments netted to a total of $243,030, and are included in Due from related parties in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012.

Due from Ferdinand Capital

LTI advanced $116,000 to Ferdinand Capital during 2011.  This amount is included in Due from related parties in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012.  Ferdinand Capital is an entity owned by one of the founders of the Company.

Due from Shareholder

A security deposit for leased office space for one of the acquired entities was inadvertently refunded to a shareholder of the Company who was also a principal of the acquired entity.  The security deposit should have been refunded to the Company and, as such, a receivable has been recorded from the shareholder.

Due to Related Parties

Partners and LHG incurred expenses that were paid by entities owned by one of the founders.  These payments, net of any amounts repaid by the Company, totaled $43,930 and $61,873 at September 30, 2013 and December 31, 2012, respectively, and are included in Due to related parties in the accompanying condensed consolidated balance sheets.

Loan Payable to Founder

On June 13, 2013, Richard Schaeffer, one of the founders and a member of the Company’s Board of Directors, loaned the Company $250,000 to be payable in full on December 13, 2013.  The loan bore interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or December 13, 2013.  The proceeds of the loan were used for general working capital requirements of the Company.  On August 1, 2013, the Company repaid the principal balance of the loan in full.  The amount of interest paid on the loan totaled $1,370.

On July 1, 2013, Ferdinand Holdings, LLC, a Delaware limited liability company of which Mr. Ferdinand is the managing member, loaned the Company $250,000 to be payable in full on December 31, 2013.  The loan bore interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or December 31, 2013.  The proceeds of the loan were used for general working capital requirements of the Company.  On August 1, 2013, the Company repaid the principal balance of the loan in full.  The amount of interest paid on the loan totaled $877.

Other Related Party Relationships

Certain officers and directors of the Company were also officers and directors of certain entities acquired by the Company or entities with which the Company has business relationships.

On July 11, 2013, Thomas Ross, a member of the Company’s Board of Directors, loaned the Company $250,000 to be payable in full on January 10, 2014.  The loan bore interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or January 10, 2014.  The proceeds of the loan were used for general working capital requirements of the Company.  On August 1, 2013, the Company repaid the principal balance of the loan in full.  The amount of interest paid on the loan totaled $603.

(5) Commitments and Contingencies

Legal Matters

The Company may periodically be involved in litigation and various legal matters, including proceedings relating to regulatory matters.  Such matters are subject to many uncertainties and outcomes that are not predictable.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2012, a former employee of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company, Richard Schaeffer (a founder of the Company), Brian Ferdinand (a founder of the Company) and entities controlled by Mr. Schaeffer.  Among other claims, the complaint alleged breach of contract, breach of fiduciary duty and workplace violations.  This case was voluntarily dismissed and refiled in New York Supreme Court.  On March 19, 2013, the parties entered into a binding term sheet that set forth the general terms of a proposed settlement of the litigation.  In accordance with the term sheet, both the Company and its founders were to be jointly and severally liable for the settlement amount of $1 million.  The Company and its founders agreed to an apportionment of the settlement amount and the Company accordingly accrued $250,000 for this settlement at December 31, 2012.  On April 30, 2013, a Settlement Agreement and Release (the “Settlement Agreement”) was executed between all parties.  The Settlement Agreement called for consideration in the amount of $1 million to be paid as follows: $250,000 at the time of execution of the Settlement Agreement and the remaining $750,000 paid within 90 days from said execution.  On April 30, 2013, the Company paid $250,000, its apportionment of the settlement amount.  On July 26, 2013, Mr. Schaeffer paid the remaining $750,000 in accordance with the Settlement Agreement.

The Company, through its subsidiaries, entered into a fee arrangement with a law firm which called for the law firm initially billing the Company using a discounted rate, provided that upon the closing of a going public transaction, the law firm was to be entitled to a payment of the discounted amount plus an additional success fee.  The additional fees were not accrued as of June 30, 2013, as it was not probable and was contingent upon the successful closing of a going public transaction.  On July 31, 2013, the IPO was completed and, as a result, the Company accrued approximately $0.3 million in additional legal fees which were paid subsequent to the balance sheet date.

The Company is a defendant in an action filed on July 23, 2013 in the Supreme Court of The State of New York by two individuals (the “OTC Parties”) who were involved in the establishment and operation of the over-the-counter brokerage operations of Prime and Futures (the “OTC Operations”), which ceased on June 1, 2013.  Also named as defendants are one of the Company’s subsidiaries, LPH, and the Company’s Vice Chairman and Head of Corporate Strategy, Brian Ferdinand (together with the Company and LPH, the “Liquid Defendants”).  The complaint alleges fraudulent inducement, breach of contract and unjust enrichment and seeks specified damages of up to $3 million and other compensatory and punitive damages in an amount to be determined at trial, as well as such other further relief as the court deems just, proper and equitable under the circumstances.  On September 13, 2013, the Liquid Defendants filed a motion to dismiss the complaint against all of the defendants on a number of grounds.  The OTC Parties have not yet responded to the motion.  On October 3, 2013, the Company filed suit against the OTC Parties on the grounds that that their use of the name “LPS Partners Inc.” for their new company is improper and will confuse Prime’s customers.  The OTC Parties have not yet responded to this complaint.

The Company believes that the claims alleged by the OTC Parties are without merit, and intends to defend any such claims vigorously.  At this point, the Company is unable to develop a meaningful estimate of reasonably possible loss in connection with these claims due to a number of factors, including (i) the early stage of the matter, (ii) the uncertainty as to the outcome of the pending motion to dismiss, and (iii) the presence of significant factual issues that would need to be resolved.  Legal proceedings are inherently uncertain, and we cannot assure you that an adverse decision in this dispute would not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.  Furthermore, the Company’s directors’ and officers’ insurance carrier will be excluding any coverage for claims relating to this dispute.

The Company is not currently subject to any other pending or, to its knowledge, threatened legal proceedings that it expects could have a material impact on its condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through March 31, 2020.  Rent expense of the Successor Company for the three- and nine-months ended September 30, 2013 was $319,390 and $926,711, respectively, $197,417 for the three-months ended September 30, 2012 and $323,028 for the period from April 24, 2012 to September 30, 2012.  Rent expense of the Predecessor Company for the three- and nine-months ended September 30, 2012 was $52,586 and $252,424, respectively.  These amounts are recorded as Rent in the accompanying condensed consolidated statements of operations.

The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term.

At September 30, 2013, minimum future rental commitments under non-cancellable operating leases are as follows:

Year Ending December 31,
2013	$346,080
2014	1,150,260
2015	1,158,037
2016	1,189,646
2017	1,222,122
Thereafter	1,098,934
Total	$6,165,079

On August 12, 2013, the Company, entered into a lease agreement (the “Lease”) for approximately 13,200 rentable square feet of office space located in New York.  The Company intends to use a portion of the leased premises as its new corporate headquarters (the “HQ Space”), replacing the Company’s existing headquarters in the same building, and the remainder (the “BD/IB Space”) as offices for Prime and Futures, the Company’s broker dealer and introducing broker subsidiaries, respectively.  The Company will relocate, and payments on the Lease will commence, upon completion of work in the new space, which is expected to be during the fourth quarter of 2013. Upon commencement of occupancy, the two leases currently in place between the Company and the landlord and the lease in place between Prime and the Landlord will be terminated with no additional payments required to be made.  The initial base rent under the Lease will be $85,364 per month, increasing at 3% per annum.  In addition to the base rent, the Company will be responsible for certain costs and charges identified in the Lease, including certain utility expenses, real estate taxes, insurance and operating costs.  The term of the Lease for the HQ Space and the BD/IB Space will end ten and six years after occupancy, respectively.  The future minimum rental commitments under this lease are not included in the above table as the lease had not commenced as of September 30, 2013.

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

At September 30, 2013, there were 1,230,698 additional shares available for the Company to grant under the 2012 Amended Incentive Plan.

Restricted Stock Units

The Company recognizes compensation expense on restricted stock units (“RSUs”) based on the grant date fair value per share over the applicable vesting period.  The Company determines the fair value of RSUs granted based on the closing market price of the shares underlying the awards on the grant date.  Prior to the Company’s IPO, fair value was determined with consideration given to valuation analyses performed by an unrelated third party valuation specialist retrospectively, utilizing a market approach based on third party purchases of the Company’s shares.

The following table summarizes the activity of non-vested RSUs granted under the 2012 Amended Incentive Plan:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
		Weighted Average		Weighted Average
		Grant Date		Grant Date
Non-vested shares	Shares	Fair Value	Shares	Fair Value
Balance at beginning of period	1,215,658	$7.49	760,033	$7.54
Granted	216,558	9.00	925,529	7.82
Vested	(44,894)	7.51	(298,240)	7.54
Forfeited	-	-	-	-
Balance at end of period	1,387,322	$7.73	1,387,322	$7.73

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2013, there was $8,249,260 of total unrecognized compensation costs related to non-vested RSUs granted under the 2012 Amended Incentive Plan.  This cost is expected to be recognized during the remainder of 2013 through 2016. The total fair value of shares vested during the three- and nine-months ended September 30, 2013 was $337,167 and $2,247,791, respectively.

Non-Qualified Stock Options

The Company recognizes compensation expense on non-qualified stock options (“NQSOs”) based on the grant date fair value per share over the applicable vesting period.  The Company determines the fair value of NQSOs granted using the Black-Scholes valuation model measured at the grant date.

The Black-Scholes fair value of each NQSO grant was calculated using the following assumptions:

Dividend yield	0%
Expected volatility	50%
Risk-free interest rate	1.7%
Expected term (years)	6.0

The following table summarizes the activity of NQSOs granted under the 2012 Amended Incentive Plan:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	-	$-	-	$-
Granted	420,505	9.00	420,505	9.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	420,505	$9.00	420,505	$9.00

Exercisable at end of period	12,798	$9.00	12,798	$9.00

Remaining weighted average contractual life of exercisable options (years)		9.8		9.8

Aggregate intrinsic value		$-		$-

At September 30, 2013, there was $1,644,556 of total unrecognized compensation costs related to NQSOs granted under the 2012 Amended Incentive Plan.  This cost is expected to be recognized during the remainder of 2013 through 2016. The total fair value of shares vested during the three- and nine-months ended September 30, 2013 was $56,094.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of these below market sales, the Company recorded share-based compensation expense of approximately $10.4 million during the nine months ended September 30, 2013, representing the difference between the aggregate fair value and the purchase price.

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

Private Placements

During the nine months ended September 30, 2013, the Company executed subscription agreements with private investors in the aggregate amount of $3,300,000 in exchange for 394,098 common shares of the Company.  The capital raised is being used for operations and to fund the Company’s working capital.

On April 5, 2013, the Company issued to D&L Partners, LP (“D&L Partners”), an entity controlled by Douglas Von Allen, an additional 720,498 common shares of the Company in consideration of D&L Partners’ continued financial support and commitment to the development and growth of the Company.  The Company estimated the fair value of the common shares issued utilizing the market approach, which amounted to approximately $5.3 million.  The Company recorded a share-based payment charge of approximately $5.3 million during the nine months ended September 30, 2013 as a result of this transaction.

(8) Income Taxes

As previously discussed in Note 1, on July 24, 2013 the Company reorganized as a Delaware corporation from a limited liability company. The change in tax status required the Company to revalue its deferred tax assets and liabilities at current corporate Federal and state income tax rates. As a result, the change in our deferred tax assets and liabilities produced a net income tax expense of $1.3 million and $1.1 million, respectively, for the three- and nine-months ended September 30, 2013.

Prior to July 24, 2013, the Company, as a limited liability company, was treated as a partnership for Federal and state income tax purposes. Accordingly, no provision had been made for Federal and state income taxes in the accompanying condensed consolidated financial statements, since all items of income or loss were required to be reported on the income tax returns of the members, who are responsible for any taxes thereon. The Company was, however, subject to the New York City Unincorporated Business Tax of 4%.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The difference between the statutory tax rate of 35% and the effective tax rate of (3%) at September 30, 2013 is due primarily to the revaluation of the deferred tax assets and liabilities and the pre-July 24, 2013 (the period in which the Company was not a corporation) loss that is not subject to corporate taxes.

The Company analyzed the recoverability of recorded deferred tax assets and established a valuation allowance of approximately $135,000.

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

In the aggregate, we were required to maintain at least approximately $213,000 in net capital across all jurisdictions.  Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at September 30, 2013 and December 31, 2012 are as follows:

	(Unaudited)
	September 30, 2013		December 31, 2012
	Net Capital	Excess Net Capital	Net Capital	Excess Net Capital
Futures	$67,205	$22,205	$1,139,663	$139,663
Institutional	$200,086	$132,486	$200,297	$134,222
Prime	$594,793	$494,793	$798,941	$698,941

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

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Net loss	$(12,249,164)	$(39,025,668)
Loss applicable to common shares	$(12,249,164)	$(39,025,668)
Weighted average common shares outstanding	23,533,756	21,470,866
Basic and diluted loss per common share	$(0.52)	$(1.82)

The calculation of diluted EPS excludes the effect of RSUs and NQSOs because they were determined to be anti-dilutive and, therefore, diluted EPS is the same as basic EPS.

(11) Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following:

On October 1, 2013, the Company entered into a four-month sublease agreement (the “Sublease”) at a monthly rate of  $23,247 for approximately 7,200 square feet of office space in Hoboken, New Jersey to be used for certain back-office operations.  The Sublease included a transfer to the Company of the existing equipment located in the space and an agreement to allow the sublessor to use a portion of the space not being used by the Company for up to nine months. The Sublease was entered into with an entity that the Company’s Chief Executive Officer and General Counsel have an interest in and on the board of which they serve as members.  The Company is currently in negotiations with the owner of the property for a new, multi-year lease which will commence when the Sublease term has expired.

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

References in this discussion and analysis to “we,” “us,” “our,” the “Company” and the “Successor Company” refer to Liquid Holdings Group, Inc. and its consolidated subsidiaries. On July 24, 2013, the Company reorganized as a Delaware corporation and changed its name to Liquid Holdings Group, Inc. The Company is the successor control entity of the Liquid Predecessor Companies (collectively, the “Predecessor Company”), which was not a legal entity, but rather a combination of certain entities and operations formed to continue and expand the Liquid organization in developing and operating a proprietary next generation technology platform that streamlines and unifies the entire trade and risk management process for the financial services community (see Note 1 to the unaudited condensed consolidated financial statements).

Overview

We have developed and provide proprietary next generation software technology that seamlessly integrates trading, real-time risk management, accounting, reporting and administration tools in a single platform for the financial services community. Our current and prospective customers include small to mid-sized hedge fund managers, asset managers, wealth management offices, family offices and financial institutions. We deliver our technology efficiently, quickly and securely as a Software as a Service solution through the “cloud.”  The advanced feature set of our platform includes customizable and rapidly deployable multi-asset class trading software coupled with real-time risk management, accounting and reporting capabilities.

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

Key Operating Metrics

In addition to the U.S. GAAP metrics that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions:

24

	(1)	(1)
	As of	As of	As of	As of
Key Operating Metric	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Contracts - Contributing to Current Revenue
Number of Customers	20	25	23	27
Number of Units	327	351	385	455
Number of Units used by QuantX(2)	274	290	304	378

Contracts - Expected to Contribute to Future Revenue
Number of Customers	N/A	N/A	7	21
Number of Units	N/A	N/A	35	110
Number of Units used by QuantX(2)	N/A	N/A	8	13

Contracts - Total
Number of Customers	20	25	30	48
Number of Units	327	351	420	565
Number of Units used by QuantX(2)	274	290	312	391

Annual Contract Value (in millions)	N/A	N/A	$1.707	$3.158

(1)  As of December 31, 2012 and March 31, 2013, our customers were contracted on a month-to-month subscription basis. As such, we did not have customers or units relating to contracts expected to contribute to future revenue, nor Annual Contract Value, as key operating metrics for these periods.
(2)  Represents units, included in “Number of Units,” that are being used by QuantX Management, LLP (“QuantX”), an entity with which the founders of the Company are affiliated.

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

Annual Contract Value (“ACV”).  ACV represents the annualized aggregate revenue value of all subscription contracts as of the end of the quarter. ACV is driven by Annual Contract Value per Client ("ACVC") and the number of clients. Most of our revenues are generated from subscription contracts, which are paid monthly and typically have a minimum term of one year, with revenues recognized ratably over the term of the subscription contract. ACV is not a financial measure calculated and presented in accordance with U.S GAAP and should not be considered as an alternative to revenue or any other financial measures so calculated. Management uses this information as a basis for planning and forecasting core business activity for future periods and believes it is useful in understanding the results of its operations. We believe ACV is a leading indicator of future revenue growth.

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

International Expansion.  Our future growth will depend, in part, on our ability to increase sales of our platform internationally. Historically, a significant portion of our revenue and billings have been generated from outside the United States, with international customers accounting for 74% and 75% of software revenue for the three- and nine-months ended September 30, 2013, respectively. We intend to pursue new customers internationally, and we are exploring the possibility of expanding into Asia, which may increase operating expenses in the near term and may not result in revenues until future periods, if at all. International expansion may also increase the risk associated with our business.

Financial Overview

Revenues

We generate revenue from the sale of products and related services. Our revenue is comprised of the following:

Software services.  We sell our software through direct customer sales and volume based institutional licensing. Direct customer revenue sales are generated through software licensing fees. Institutional licensing revenue is generated through software licensing and subscription fees, integration and customization fees and hosting and gateway fees. Prior to December 31, 2012, our software revenues also included messaging fees. Messaging fees are an additional technology fee of a fixed cost per message to those who utilize our infrastructure. Each time an order is created, sent or cancelled a message must be sent to a counterparty who will in kind return a message of confirmation. These fees were exclusively charged to our customer QuantX, but ceased for periods after December 31, 2012 and, therefore, messaging fees are not included in our software revenue going forward. We generally recognize software revenue at the time of software delivery, provided all other revenue recognition criteria have been met. To date, the majority of our software revenue has been attributable to related parties, including QuantX. We expect our software revenue to increase in absolute dollars as we continue to add new hedge funds, other asset managers and financial institutions to our customer base.

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

Our cost of revenues associated with brokerage activities included payments to brokers who receive a percentage of commissions generated by brokers executing transactions on behalf of clients and the mark-up generated by brokers executing transactions on a riskless principal basis. Also included in cost of revenues associated with brokerage activities were regulatory fees.

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

Professional fees. Professional fees consist primarily of legal, accounting and tax services. Professional fees are expensed in the period in which they are earned. The majority of our professional fees from inception to date have been for legal fees related to the start up of our business as well as certain litigation we have been a part of as disclosed in the notes to the accompanying unaudited condensed consolidated financial statements. We anticipate that we will continue to incur professional fees as we grow our business. Whereas certain legal fees pertaining to the start up of our business will cease, other costs such as audit fees, recorded prior to our IPO as a deferred offering cost on our condensed consolidated balance sheets, will continue and be recorded in professional fees on our condensed consolidated statements of operations. As noted in our Risk Factors below, under the heading “The requirements of being a public company places significant demands on our resources and management’s attention,” compliance with the rules and regulations applicable to public companies will increase our legal and financial compliance costs.

Computer related and software development. Computer related and software development costs consist primarily of research and development costs. Research and development costs are expensed in the period in which they are incurred. Research and development costs include product management, product development, quality assurance and technology operations all with the goal of continuously refining and enhancing our automated and integrated, real-time systems for trading, risk management, accounting, reporting and administration.

Other. Other expenses consist primarily of travel and entertainment, advertising and communication costs. These costs are expensed in the period in which they are earned. We anticipate that we will continue to incur these costs, at an increased level, due to travel and advertising in our efforts to increase and broaden our customer base.

Income taxes. On July 24, 2013, the Company reorganized as a Delaware corporation from a limited liability company. The change in tax status required us to revalue our deferred tax assets and liabilities at the current corporate Federal and state income tax rates. As of result, the change in our deferred tax assets and liabilities were recorded to our income tax provision on our condensed consolidated statements of operations for the three- and nine-months ended September 30, 2013.

Prior to July 24, 2013, the Company, as a limited liability company, was treated as a partnership for Federal and state income tax purposes. Accordingly, no provision had been made for Federal and state income taxes in the accompanying condensed consolidated financial statements, since all items of income or loss were required to be reported on the income tax returns of the members, who are responsible for any taxes thereon. The Company was, however, subject to the New York City Unincorporated Business Tax of 4%.

Results of Operations

Successor Company

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

	Three Months	Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012	Change
Revenues:
Brokerage activities	$-	$251,803	$(251,803)
Software services	732,388	424,143	308,245
	732,388	675,946	56,442
Cost of revenues:
Brokerage activities	-	151,989	(151,989)
Software services	398,121	115,294	282,827
	398,121	267,283	130,838
Gross profit:
Brokerage activities	-	99,814	(99,814)
Software services	334,267	308,849	25,418
	334,267	408,663	(74,396)
Operating expenses:
Compensation(1)	6,065,772	328,665	5,737,107
Consulting fees	221,333	169,679	51,654
Depreciation and amortization	1,823,084	758,359	1,064,725
Professional fees	1,259,884	218,185	1,041,699
Rent	319,390	197,417	121,973
Computer related and software development	608,175	124,591	483,584
Other	497,240	189,494	307,746
Impairment of goodwill and intangible assets	-	1,550,652	(1,550,652)
Total operating expenses	10,794,878	3,537,042	7,257,836
Loss from operations	(10,460,611)	(3,128,379)	(7,332,232)

Non-operating income (expense):
Unrealized gain (loss) on contingent consideration payable	44,129	43,000	1,129
Gain (loss) on settlement of contingent consideration payable	(649,688)	1,545,000	(2,194,688)
Interest and other, net	126,909	(90,797)	217,706
Total non-operating income (expense)	(478,650)	1,497,203	(1,975,853)
Loss before income taxes	(10,939,261)	(1,631,176)	(9,308,085)
Income tax expense (benefit)	1,309,903	(4,404)	1,314,307
Net loss	$(12,249,164)	$(1,626,772)	$(10,622,392)

(1) Share-based compensation included in compensation	$1,902,154	$-

Revenues

Software services revenue during the current year period increased $308,245 to $732,388 from $424,143 in the prior year period. The increase was due primarily to an increase in the number of customers and units. At September 30, 2013, customers and units contributing to revenue were 27 and 455, respectively, compared to 20 and 172, respectively, at September 30, 2012. The prior year period included messaging fees of $142,198, which was an additional technology fee of a fixed cost per message to those customers who utilized our infrastructure. We stopped charging for messaging fees on December 31, 2012.

As noted above in the Financial Overview, we ceased our over-the-counter brokerage operations on June 1, 2013 and, as a result, realized no brokerage activities revenue during the current year period.

Cost of Revenues, Gross Profit and Gross Margin

Costs attributable to software services revenue during the current year period increased $282,827 to $398,121 from $115,294 in the prior year period. The increase was directly attributable to the increase in our revenue, as the need to grow our company in order to support the implementation of new customers and the continued support of existing customers led to increases in payroll and consulting costs. Additionally, costs related to market data, a service that we intend to start charging customers for in the near future, contributed to the overall increase in cost of software services revenue. Gross profit and gross margin related to software services revenue during the current year period were $334,267 and 45.6%, respectively, compared to $308,849 and 72.8%, respectively, in the prior year period.

There were no costs attributable to brokerage activities revenue during the current year period as we ceased our over-the-counter brokerage operations on June 1, 2013. The prior year period incurred $151,989 of costs, primarily for commissions paid to brokers executing transactions. The gross profit and gross margin for the prior year period were $99,814 and 36.6%, respectively.

Operating Expenses

Total operating expenses during the current year period increased $7.3 million to $10.8 million from $3.5 million in the prior year period due primarily to increases in compensation, depreciation and amortization and professional fees offset, in part, by an impairment charge that occurred in the prior year period.

Compensation costs during the current year period totaled $6.1 million compared to $0.3 million in the prior year period. This increase was due primarily to the increase in overall headcount from the prior year period. The current year period also included $1.9 million in share-based compensation as well as $1.1 million in payments made to the founders that were contingent upon our successful IPO.

Depreciation and amortization during the current year period totaled $1.8 million compared to $0.8 million in the prior year period. The increase was due primarily to the acquisition of Green Mountain Analytics, LLC on August 27, 2012, which resulted in $16.3 million of acquired intangible assets that are being amortized over 36 months. The current year period includes three months of amortization on this intangible asset compared to only one month of amortization in the prior year period.

Professional fees during the current year period totaled $1.3 million compared to $0.2 million in the prior year period. The increase was due primarily to costs incurred in connection with our company being publicly traded as of July 2013. Additionally, consulting costs incurred in strengthening our infrastructure, as well as marketing fees to enhance our brand recognition, contributed to the increase in professional fees.

During the prior year period, we performed an analysis to determine the fair value of Liquid Partners, LLC and concluded that the carrying amount of goodwill exceeded its fair value and, as a result, recognized an impairment charge of $1.5 million.

Non-operating Income (Expense)

Total non-operating results during the current year period were an expense of $0.5 million compared to income of $1.5 million in the prior year period. The current year period includes a loss of $0.6 million related to the settlement of a contingent consideration payable on our July 31, 2012 acquisition of Fundsolve Ltd. The prior year period included a $1.5 million gain related to the remeasurement of a contingent consideration payable on our May 11, 2012 acquisition of Liquid Partners, LLC.

Income Tax Expense (Benefit)

As noted above in the Financial Overview, we converted from a LLC to a corporation on July 24, 2013. Based on this conversion, our deferred tax liabilities, originally recorded at tax rates applicable to our LLC status, were revalued at current corporate income tax rates. As a result, we incurred a tax expense of $1.3 million in the current year period.

Nine Months Ended September 30, 2013 compared to the Period from April 24, 2012 to September 30, 2012

	Nine Months	Period from
	Ended	April 24, 2012 to
	September 30, 2013	September 30, 2012	Change
Revenues:
Brokerage activities	$1,872,647	$415,354	$1,457,293
Software services	2,016,159	424,143	1,592,016
	3,888,806	839,497	3,049,309
Cost of revenues:
Brokerage activities	1,248,192	234,876	1,013,316
Software services	993,697	115,294	878,403
	2,241,889	350,170	1,891,719
Gross profit:
Brokerage activities	624,455	180,478	443,977
Software services	1,022,462	308,849	713,613
	1,646,917	489,327	1,157,590
Operating expenses:
Compensation(1)	14,928,963	8,591,039	6,337,924
Consulting fees(2)	12,182,417	2,992,145	9,190,272
Depreciation and amortization	5,472,329	943,109	4,529,220
Professional fees	2,262,022	1,346,061	915,961
Rent	926,711	323,028	603,683
Computer related and software development	1,639,335	172,505	1,466,830
Other	1,621,821	405,454	1,216,367
Impairment of goodwill and intangible assets	-	1,550,652	(1,550,652)
Total operating expenses	39,033,598	16,323,993	22,709,605
Loss from operations	(37,386,681)	(15,834,666)	(21,552,015)

Non-operating income (expense):
Unrealized gain (loss) on contingent consideration payable	-	43,000	(43,000)
Gain (loss) on settlement of contingent consideration payable	(649,688)	1,545,000	(2,194,688)
Interest and other, net	136,398	(80,078)	216,476
Total non-operating expense	(513,290)	1,507,922	(2,021,212)
Loss before income taxes	(37,899,971)	(14,326,744)	(23,573,227)
Income tax expense (benefit)	1,125,697	(38,682)	1,164,379
Net loss	$(39,025,668)	$(14,288,062)	$(24,737,606)

(1) Share-based compensation included in compensation	$7,430,087	$8,121,888
(2) Share-based compensation included in consulting fees	$11,649,693	$2,404,992

Revenues

Software services revenue during the current year period increased $1.6 million to $2.0 million from $424,143 in the prior year period. The current year period includes nine months of software services revenue compared to only three months in the prior year period as we started billing customers in July 2012. In addition, there was an increase in the number of customers and units. At September 30, 2013, customers and units contributing to revenue were 27 and 455, respectively, compared to 20 and 172, respectively, at September 30, 2012. The prior year period included messaging fees of $142,198, which was an additional technology fee of a fixed cost per message to those customers who utilized our infrastructure. We stopped charging for messaging fees on December 31, 2012.

Brokerage activities revenue during the current year period increased $1.5 million to $1.9 million from $415,354 in the prior year period. The increase was due primarily to the increase in trading volume which generated commissions for us. Both the current and prior year periods included revenue earned over a period of 5 months. The prior year period included revenue earned from May 2012 to September 30, 2012 and the current year period included revenue from January 1, 2013 to May 31, 2013. As noted above in the Financial Overview, we ceased our over-the-counter brokerage operations on June 1, 2013 and, as a result, realized no brokerage activities revenue from June 1, 2013 to September 30, 2013.

Cost of Revenues, Gross Profit and Gross Margin

Costs attributable to software services revenue during the current year period increased $0.9 million to $1.0 million from $115,294 in the prior year period. The increase was directly attributable to the increase in our revenue, as the need to grow our company in order to support the implementation of new customers and the continued support of existing customers led to increases in payroll and consulting costs. Additionally, costs related to market data, a service that we intend to start charging customers for in the near future, contributed to the overall increase in cost of software services revenue. Gross profit and gross margin related to software services revenue during the current year period were $1.0 million and 50.7%, respectively, compared to $308,849 and 72.8%, respectively, in the prior year period.

Costs attributable to brokerage activities revenue during the current year period increased $1.0 million to $1.2 million from $234,876 in the prior year period. The increase is directly attributable to higher commissions paid to brokers for executing transactions as a result of the increase in our revenues. The gross profit and gross margin for the current year period were $624,455 and 33.3%, respectively, compared to $180,478 and 43.5%, respectively, in the prior year period.

Operating Expenses

Total operating expenses during the current year period increased $22.7 million to $39.0 million from $16.3 million in the prior year period due primarily to increases in compensation, consulting fees, depreciation and amortization, computer related and software development and other fees offset, in part, by an impairment charge that occurred in the prior year period.

Compensation costs during the current year period totaled $14.9 million compared to $8.6 million in the prior year period. The increase was due primarily to the current year period including nine months of compensation expense while the prior year period included only five months of expense. The current year period also had an increase in overall headcount from the prior year period, as well as $1.1 million in payments made to the founders that were contingent upon our successful IPO. Share-based compensation during the current year period was $7.4 million, a decrease of $0.7 million from $8.1 million in the prior year period.

Consulting fees during the current year period totaled $12.2 million compared to $3.0 million in the prior year period. The current year period included $11.6 million in share-based compensation while the prior year period included $2.4 million. Excluding share-based compensation, consulting fees were $532,724 during the current year period compared to $587,153 in the prior year period. The share-based compensation was the result of equity transactions that were below fair value or for no monetary consideration.

Depreciation and amortization during the current year period totaled $5.5 million compared to $0.9 million in the prior year period. This increase was due primarily to the acquisition of Green Mountain Analytics, LLC on August 27, 2012, which resulted in $16.3 million of acquired intangible assets that are being amortized over 36 months. The current year period includes nine months of amortization on this intangible asset compared to only one month of amortization in the prior year period. Additionally, the current year period included nine months of expense compared to five months in the prior year period.

Computer related and software development costs during the current year period totaled $1.6 million compared to $0.2 million in the prior year period. The increase was due primarily to research and development costs for our software which totaled $1.1 million during the current year period compared to $0.1 million in the prior year period. Additionally, the current year period included nine months of expense compared to five months in the prior year period.

Other expenses during the current year period totaled $1.6 million compared to $0.4 million in the prior year period. The increase was due to higher travel and advertising costs incurred by our sales and marketing team in an effort to increase our customer base. Additionally, the current year period included nine months of expense compared to five months in the prior year period.

During the prior year period, we performed an analysis to determine the fair value of Liquid Partners, LLC and concluded that the carrying amount of goodwill exceeded its fair value and, as a result, recognized an impairment charge of $1.5 million.

Non-operating Income (Expense)

Total non-operating results during the current year period were an expense of $0.5 million compared to income of $1.5 million in the prior year period. The current year period includes a loss of $0.6 million related to the settlement of a contingent consideration payable on our July 31, 2012 acquisition of Fundsolve Ltd. The prior year period included a $1.5 million gain related to the remeasurement of a contingent consideration payable on our May 11, 2012 acquisition of Liquid Partners, LLC.

Income Tax Expense (Benefit)

As noted above in the Financial Overview, we converted from a LLC to a corporation on July 24, 2013. Based on this conversion, our deferred tax liabilities, originally recorded at tax rates applicable to our LLC status, were revalued at current corporate income tax rates. As a result, we incurred a tax expense of $1.1 million in the current year period.

Predecessor Company

The results discussed below reflect the revenue and expenses of the Predecessor Company for the three- and nine-months ended September 30, 2012. The individual entities that comprise the Predecessor Company prior to April 24, 2012 are Prime, Liquid Prime Holdings, LLC (“LPH”), Liquid Trading Holdings Limited and Centurion Capital Group, LLC. The individual entities that comprise Liquid Predecessor Companies on and after April 25, 2012 are Prime and LPH.

The following discussion does not incorporate the financial results of our other subsidiaries, including Futures, Liquid Trading Institutional LLP (“Institutional”), Fundsolve Ltd. (“Fundsolve”), LHG Technology Services Ltd. (“Technology”), Green Mountain Analytics, LLC (“GMA”) or LTI, LLC (“LTI”). Further, all significant intercompany accounts and transactions have been eliminated in the unaudited historical financial statements of Liquid Predecessor Companies for the three- and nine-months ended September 30, 2012. For these and other reasons, the results of operations of Liquid Predecessor Companies are not comparable to our results of operations for the period from April 24, 2012 through September 30, 2012 or any other period, nor should they be considered indicative of our results on a going forward basis.

Three- and Nine-Months Ended September 30, 2012

Revenues

Total revenues for the three- and nine-months ended September 30, 2012 were $375,391 and $437,042, respectively, and were for brokerage activities comprised of mark-ups generated by brokers executing transactions on a riskless principal basis.

Cost of Revenues, Gross Profit and Gross Margin

Total cost of revenues for the three- and nine-months ended September 30, 2012 were $257,842 and $302,194, respectively, and consisted of payouts to brokers who receive a percentage of mark-ups generated by executing trades on a riskless principal basis and the commissions generated by our broker-dealer and our non-clearing FCM. Total gross profit for the three- and nine-months ended September 30, 2012 was $117,549 and $134,848, respectively, and gross margin was 31.3% and 30.9%, respectively.

Operating Expenses

Total operating expenses for the three- and nine-months ended September 30, 2012 were $0.4 million and $4.3 million, respectively. Operating expenses are costs related to the support of existing brokerage operations and are comprised mainly of compensation, rent and computer related and software development. The nine months ended September 30, 2012 included $3.3 million for the impairment of goodwill and intangibles in connection with the acquisition of Centurion Capital Group, LLC.

Non-operating Income (Expense)

During the nine months ended September 30, 2012, a $3.3 million gain was recognized on the settlement of a contingent consideration payable related to the acquisition of Centurion Capital Group, LLC.

Liquidity and Capital Resources

Overview

At September 30, 2013 and December 31, 2012, our cash and cash equivalents of approximately $13.5 million and $1.4 million, respectively, were held for working capital purposes. Our operations have historically been financed through private sales of our equity securities and, more recently, cash generated from operations. On July 31, 2013, we completed our IPO in which we sold 3,175,000 shares of our common stock at a public offering price of $9.00 per share. We received net proceeds in the IPO of approximately $17.3 million after deducting underwriting discounts and commissions of approximately $2.6 million and offering related expenses of approximately $8.7 million. We believe that our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our software. In the event that additional capital is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired or needed, our business, operating results, liquidity and financial condition would likely be materially and adversely affected.

The following table sets forth a summary of our cash flows for nine months ended September 30, 2013 and the period from April 24, 2012 to September 30, 2012:

	Nine Months	Period from
	Ended	April 24,2012 to
	September 30, 2013	September 30, 2012
Net cash used in operating activities	$(9,404,081)	$(3,283,251)
Net cash provided by (used in) investing activities	2,060,958	(5,243,694)
Net cash provided by financing activities	19,558,810	11,250,000
Effect of exchange rate changes on cash and cash equivalents	(58,750)	(10,815)
Net increase in cash and cash equivalents	$12,156,937	$2,712,240

Cash Flows from Operating Activities

Net cash used in operating activities was $9.4 million during the nine months ended September 30, 2013. The net cash used resulted from our net loss of $39.0 million offset, in part, by non-cash charges of $26.4 million and a positive net change in our operating assets and liabilities of $3.2 million. The net loss was the result of significant expenses we continued to incur as a startup business and in our preparation of becoming a public company which occurred in July 2013. Included in non-cash charges was $19.1 million in share-based compensation expense and equity grants to consultants, of which $15.7 million was from the sale or transfer of common shares by the Company, its founders and certain employees that were below fair value or for no monetary consideration and which are non-recurring due to us now being a publicly traded company. The net change in our operating assets and liabilities was due primarily to $3.4 million of direct costs relating to our IPO that were charged to stockholders’ equity from deferred offering costs upon the completion of our IPO.

Net cash used in operating activities was $3.3 million during the period from April 24, 2012 to September 30, 2012. The net cash used resulted from our net loss of $14.3 million and a negative net change in our operating assets and liabilities of $0.4 million offset, in part, by non-cash charges of $11.4 million. The net loss was the result of significant expenses we incurred as a startup business and in our preparation of becoming a public company. Included in non-cash charges was $10.5 million in share-based compensation expense and equity grants to consultants, all of which were from the sale or transfer of common shares by the Company, its founders and certain employees that were below fair value or for no monetary consideration. The net change in our operating assets and liabilities was comprised primarily of an increase of $1.4 million in direct offering costs and an increase of $2.0 million in accounts payable and accrued expenses which included general operating expenses and costs incurred in the pursuit of ongoing business opportunities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.1 million during the nine months ended September 30, 2013 and was due primarily to the repayment of the principal balance on a note due from QuantX.

Net cash used in investing activities was $5.2 million during the period from April 24, 2012 to September 30, 2012. The net cash used was due primarily to a $5.0 million loan to QuantX, $1.5 million for the acquisition of intangible assets and $2.2 million of capital contributions made in advance of regulatory approval related to acquisitions offset, in part, by $1.5 million of cash that was acquired related to acquisitions and the repayment of $1.5 million on the loan to QuantX.

Cash Flows from Financing Activities

Net cash provided by financing activities was $19.6 million during the nine months ended September 30, 2013 and was due primarily to $26.0 million of net proceeds from our IPO less direct costs of $8.7 million. Additionally, $3.3 million of proceeds were received from the private sales of our common shares.

Net cash provided by financing activities was $11.3 million during the period from April 24, 2012 to September 30, 2012 and was due exclusively to proceeds received from the private sales of our common shares.

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

SEC Rule 15c3-1 requires that certain SEC registered broker-dealers who do not hold funds or securities for, or owe money or securities to, customers but who engage in dealer activities maintain a net capital of at least $100,000. The $100,000 net capital requirement is only a minimum or floor and Prime will generally be required to maintain net capital in excess of $100,000. Determining the amount of net capital that Prime must maintain involves, in part, a leverage/ratio limit of the broker-dealer’s “aggregate indebtedness” (total money liabilities arising from securities transactions, subject to certain exceptions) to ensure that aggregate indebtedness does not exceed 15 times the broker-dealer’s net capital. Certain broker-dealers are subject to net capital requirements imposed by FINRA that are higher than those required under SEC Rule 15c3-1. With the foregoing in mind, Prime, our SEC registered broker-dealer subsidiary, which does not hold funds or securities for customers, is required to maintain a net capital of at least $100,000. As of September 30, 2013 and December 31, 2012, Prime maintained a net capital of approximately $595,000 and $799,000, respectively.

CFTC Regulation 1.17 requires independent introducing brokers and FCMs to maintain an adjusted net capital of at least $45,000 and $1,000,000, respectively, or some greater amount as determined under CFTC Regulation 1.17(a)(1)(i), respectively. Prior to March 26, 2013, Futures operated as a non-clearing FCM and was required to maintain at least $1,000,000 of net capital. Futures is now an independent introducing broker and is required to maintain $45,000 of net capital. As of September 30, 2013 and December 31, 2012, Futures maintained a net capital of approximately $67,000 and $1.1 million, respectively.

FCA regulations require broker-dealers to maintain minimum regulatory capital of €50,000. As an FCA regulated broker-dealer, Institutional, our U.K. subsidiary, is required to maintain €50,000 of minimum regulatory capital, which is reported to the FCA in British Pounds. As of September 30, 2013 and December 31, 2012, Institutional maintained regulatory capital of approximately $200,000 (or approximately €148,000 and €153,000, respectively, due to a change in the exchange rate).

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

Contractual Obligations and Commitments

Primary contractual obligations at September 30, 2013 are payments under operating leases and a consulting agreement. The following summarizes our material contractual obligations and commitments at September 30, 2013 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
Operating leases (1)	$6,165	$1,212	$2,332	$2,461	$160
Consulting agreement	100	100	-	-	-

	$6,265	$1,312	$2,332	$2,461	$160

(1)  Consists of contractual obligations from non-cancellable office space under operating leases. On August 12, 2013, the Company entered into a lease agreement for office space in the same building in which it currently occupies space, as described under “Lease Commitments” in Note 5 Commitments and Contingencies to the condensed consolidated financial statements. The future minimum rent payments under the new lease total $11.5 million based on a 10-year term from the commencement date. The future minimum rental commitments under this lease are not included in the above table as the lease had not commenced as of September 30, 2013.

Loans Payable – Related Parties

On June 13, 2013, Richard Schaeffer, one of the founders and a member of the Company’s Board of Directors, loaned the Company $250,000 to be payable in full on December 13, 2013. The loan bore interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or December 13, 2013. The proceeds of the loan were used for general working capital requirements of the Company. On August 1, 2013, the Company repaid the principal balance of the loan in full. The amount of interest paid on the loan totaled $1,370.

On July 1, 2013, Ferdinand Holdings, LLC, a Delaware limited liability company of which Brian Ferdinand, one of the founders and Vice Chairman of the Company’s Board of Directors, is the managing member, loaned the Company $250,000 to be payable in full on December 31, 2013. The loan bore interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or December 31, 2013. The proceeds of the loan were used for general working capital requirements of the Company. On August 1, 2013, the Company repaid the principal balance of the loan in full. The amount of interest paid on the loan totaled $877.

On July 11, 2013, Thomas Ross, a member of the Company’s Board of Directors, loaned the Company $250,000 to be payable in full on January 10, 2014. The loan bore interest on the unpaid principal balance at a rate of 4% per annum until the earlier of payment in full or January 10, 2014. The proceeds of the loan were used for general working capital requirements of the Company. On August 1, 2013, the Company repaid the principal balance of the loan in full. The amount of interest paid on the loan totaled $603.

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

Other

The Company agreed to purchase 105,000 shares of its common stock from Mr. Storms at a price of $8.415 per share in connection with the consummation of its IPO. On August 2, 2013, the Company purchased the 105,000 shares from Mr. Storms at a total cost of $883,575. The price per share paid by us in respect of these shares was equal to the public offering price per share received by us in the IPO, less an amount equal to the underwriting discount payable per share to the underwriter in the IPO.

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

Interest Rate Risk

We had cash and cash equivalents of approximately $13.5 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively. This amount was held primarily in cash deposits and money market funds and is held for working capital purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition, liquidity or our results of operations.

Foreign Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As a result, we believe we currently have limited exposure to foreign currency exchange rates, and therefore we currently do not intend to enter into foreign currency hedging transactions. If our foreign operations increase, our exposure to foreign currency exchange rate fluctuations may increase and we could, if we deemed appropriate, enter into foreign currency hedging transactions to help mitigate such exposure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses discussed above and the fact that these identified material weaknesses are still in the process of being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the year ending December 31, 2014. We are an "emerging growth company" under the Jumpstart Our Business Startups (JOBS) Act. Our independent public registered accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for so long as we are an "emerging growth company."

Changes in Internal Control over Financial Reporting

Except for the ongoing implementation of steps to remediate the material weaknesses identified above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The Company may periodically be involved in litigation and various legal matters, including proceedings relating to regulatory matters. Such matters are subject to many uncertainties and outcomes that are not predictable.

In November 2012, a former employee of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company, Richard Schaeffer (a founder of the Company), Brian Ferdinand (a founder of the Company) and entities controlled by Mr. Schaeffer. Among other claims, the complaint alleged breach of contract, breach of fiduciary duty and workplace violations. This case was voluntarily dismissed and refiled in New York Supreme Court. On March 19, 2013, the parties entered into a binding term sheet that set forth the general terms of a proposed settlement of the litigation. In accordance with the term sheet, both the Company and its founders were to be jointly and severally liable for the settlement amount of $1 million. The Company and its founders agreed to an apportionment of the settlement amount and the Company accordingly accrued $250,000 for this settlement at December 31, 2012. On April 30, 2013, a Settlement Agreement and Release (the “Settlement Agreement”) was executed between all parties. The Settlement Agreement called for consideration in the amount of $1 million to be paid as follows: $250,000 at the time of execution of the Settlement Agreement and the remaining $750,000 paid within 90 days from said execution. On April 30, 2013, the Company paid $250,000, its apportionment of the settlement amount. On July 26, 2013, Mr. Schaeffer paid the remaining $750,000 in accordance with the Settlement Agreement.

The Company is a defendant in an action filed on July 23, 2013 in the Supreme Court of The State of New York by two individuals (the “OTC Parties”) who were involved in the establishment and operation of the over-the-counter brokerage operations of Prime and Futures (the “OTC Operations”), which ceased on June 1, 2013. Also named as defendants are one of the Company’s subsidiaries, LPH, and the Company’s Vice Chairman and Head of Corporate Strategy, Brian Ferdinand (together with the Company and LPH, the “Liquid Defendants”). The complaint alleges fraudulent inducement, breach of contract and unjust enrichment and seeks specified damages of up to $3 million and other compensatory and punitive damages in an amount to be determined at trial, as well as such other further relief as the court deems just, proper and equitable under the circumstances. On September 13, 2013, the Liquid Defendants filed a motion to dismiss the complaint against all of the defendants on a number of grounds. The OTC Parties have not yet responded to the motion. On October 3, 2013, the Company filed suit against the OTC Parties on the grounds that that their use of the name “LPS Partners Inc.” for their new company is improper and will confuse Prime’s customers. The OTC Parties have not yet responded to this complaint.

The Company believes that the claims alleged by the OTC Parties are without merit, and intends to defend any such claims vigorously. At this point, the Company is unable to develop a meaningful estimate of reasonably possible loss in connection with these claims due to a number of factors, including (i) the early stage of the matter, (ii) the uncertainty as to the outcome of the pending motion to dismiss, and (iii) the presence of significant factual issues that would need to be resolved. Legal proceedings are inherently uncertain, and we cannot assure you that an adverse decision in this dispute would not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations. Furthermore, the Company’s directors’ and officers’ insurance carrier will be excluding any coverage for claims relating to this dispute.

The Company is not currently subject to any other pending or, to its knowledge, threatened legal proceedings that it expects could have a material impact on its condensed consolidated financial statements.

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

We have generated very little revenue to date. From April 24, 2012, the date on which we commenced operations, through December 31, 2012, we generated revenue of $2.3 million (of which $1.3 million related to the over-the-counter brokerage operations of certain of our subsidiaries which we ceased on June 1, 2013 and only $1.0 million related to software licensing, which included revenue of $365,606 related to messaging services which we terminated on December 31, 2012), incurred a net loss of $38.2 million and had negative cash flows from operations of $6.4 million. For the Nine months ended September 30, 2013, we generated revenue of $3.9 million (of which $1.9 million related to the over-the-counter brokerage operations), incurred a net loss of $39.0 million and had negative cash flows from operations of $9.4 million. Our total revenues decreased from approximately $1.4 million in the second quarter of 2013 to approximately $0.7 million in the third quarter of 2013. Software services revenues for the third quarter were up approximately $65,000 or 9.7% compared to the three months ended June 30, 2013. During the second quarter, we exited the over-the-counter brokerage business and, as a result, recognized no brokerage revenue during the three months ended September 30, 2013. In addition, we incurred a net loss of approximately $12.2 million for the third quarter of 2013 as compared to a net loss of approximately $21.7 million for the three months ended June 30, 2013, due primarily to a decrease in share-based compensation expense related to the issuance of additional equity and other transactions that occurred during the three months ended June 30, 2013. Our net current assets increased to approximately $11.5 million at September 30, 2013 as compared to approximately $2.4 million at June 30, 2013 and our stockholders’ equity increased to approximately $37.7 million at September 30, 2013 as compared to approximately $30.1 million at June 30, 2013, both the result of our initial public offering which occurred in July 2013. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our customer base, expand our operations, hire additional employees, continue to develop our technology and operate as a publicly traded company. Our expenses may be greater than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. We incurred non-cash expense charges of approximately $19.1 million for the nine months ended September 30, 2013, related to the issuance of additional equity and other transactions in our equity. Our revenue growth may slow or our revenue could decline for a number of reasons, including less demand for our products or services than we anticipate, competition, our failure to capitalize on growth opportunities or other factors. If we are unable to meaningfully increase our revenue, we may not be able to operate profitably or generate positive cash flows on a consistent basis. If we are unable to effectively address these risks and challenges as we encounter them, we could be materially and adversely affected and our stock price could decline significantly.

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

Because we are a new company, our current customer base is small. For the period from April 24, 2012, the date we commenced operations, through December 31, 2012, a single customer, QuantX Management, LLP (f/k/a Liquid Trading Int’l LLP), or QuantX, a multi-strategy principal-only trading firm with which our founders, Brian Ferdinand, Richard Schaeffer and Robert Keller are affiliated, represented 34% of our total revenues and 75% of our software licensing revenues. In addition, for the period from April 24, 2012 through December 31, 2012, all related parties, including QuantX, represented 38% of total revenues and 86% of our software licensing revenues. For the nine months ended September 30, 2013, QuantX represented 36% of our total revenues and 69% of our software licensing revenues. In addition, all related parties, including QuantX, represented 43% of total revenues and 84% of our software licensing revenues for the nine months ended September 30, 2013. To date, most of our customers have been sourced through relationships with our founders and their respective affiliated or acquired entities. Our customers operate in the volatile global financial markets and are influenced by a number of factors outside of their control, including rising interest rates or inflation, the availability of credit, issues with sovereign and large institutional obligors, changes in laws and regulations, and terrorism or political uncertainty, among others. As a result, any one of our customers may go out of business unexpectedly. In addition, these customers may decide to no longer use our products and services for other reasons which may be out of our control. The loss of or events affecting any one or more of these customers could materially and adversely affect us and cause our stock price to decline significantly.

A systemic or systematic market event that impacts the various market participants with whom we interact could materially and adversely affect us and cause our stock price to decline significantly.

There has been significant disruption and volatility in the global financial markets over the last several years, and many countries, including the United States, have experienced an economic slowdown during this time. Increased risk aversion brought about by the financial crisis of 2008 and the resulting global recession, ongoing concerns over sovereign debt levels and the U.S. “flash crash” in May 2010 resulted in the curtailing of trading activity. The global market and economic climate may remain stagnant or continue to deteriorate because of the aforementioned factors as well as other factors beyond our control, including rising interest rates or inflation, a lack of credit, credit issues with sovereign and large institutional obligors, changes in laws or regulations, terrorism or political uncertainty, among others. In the event of deteriorating or stagnant market conditions, there could be a reduction in the types of financial instruments traded or a reduction in trading volumes of financial instruments globally. These factors could cause revenues from our customers to decrease, which could adversely affect our business and operating results, potentially materially. Our profitability may also be adversely affected by our fixed costs and the possibility that we may be unable to reduce other costs within a time frame sufficient to match any decreases in revenue relating to deteriorating conditions. Accordingly, deteriorating or stagnant market conditions could materially and adversely affect us and cause our stock price to decline significantly.

If we fail to remediate our material weaknesses and deficiencies in our internal control over financial reporting or we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected, our reputation could be harmed and our stock price could decline significantly.

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

We have taken steps and plan to take additional steps to remediate the underlying causes of our material weaknesses, primarily through the development and implementation of formal policies, improved processes, upgraded financial accounting systems and documented procedures, as well as the hiring of additional finance personnel. We hired a Chief Financial Officer in September 2012, an Accounting Manager and a General Counsel in March 2013, and a Controller in April 2013, with appropriate knowledge, experience and ability to fulfill our obligations to comply with the accounting, reporting and other requirements applicable to public companies. In addition, we contracted for a new general ledger system in March of 2013 which we believe will enhance our internal controls and reporting capabilities once fully utilized, which we anticipate will occur before the end of 2013. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating these material weaknesses.

If we fail to effectively remediate the deficiencies in our control environment or are unable to implement and maintain effective internal control over financial reporting to meet the demands to which we are subject as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or exchange regulations.

Even if we are able to report our financial statements accurately and in a timely manner, the existence of material weaknesses or the continued disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

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

Our success depends largely on the efforts and abilities of the key members of our senior management team, including our Chairman of the Board and Chief Executive Officer, Brian Storms; our Vice Chairman of the Board and Head of Corporate Strategy, Brian Ferdinand; and our Chief Financial Officer, Kenneth Shifrin. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business. Any failure of our management team to successfully integrate could also have a negative impact on our business. We are also dependent on the efforts of our team of technology professionals, and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in the technology industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully. In addition, we may be unable to attract and retain qualified management and personnel in the future, including in relation to any diversification of our product and service offerings into new asset classes and/or new geographic locations.

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
•
future accounting pronouncements, changes in our accounting policies, the failure to remediate material weakness and deficiencies in a timely manner or the occurrence or perception of accounting irregularities; and

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

For the periods ended December 31, 2012 and September 30, 2013, 56% and 48%, respectively, of our revenues were attributable to commissions and fees from broker-dealer operations, while 44% and 52%, respectively, came from license and subscription fees, primarily from QuantX, an entity with which Messrs. Ferdinand, Schaeffer and Keller are affiliated. Prospectively, however, we expect to be more dependent on license and subscription fees in light of the nature of our business and in light of our cessation of the over-the-counter brokerage operations of Liquid Prime Services and Liquid Futures on June 1, 2013. Sales of new or renewal licenses and subscription contracts may decline and fluctuate as a result of a number of factors, including customer satisfaction with our products and services, the price of our products and services, the quality, ease of use and prices of products and services offered by our competitors and reductions in our customers’ spending levels. Furthermore, our customers generally have no contractual obligation to renew their contracts after the initial contract term. We have limited historical data with respect to rates of customer renewals, so we may not be able to accurately predict future renewal trends. If our sales of new or renewal licenses or subscription contracts decline, our future revenue and revenue growth may decline and our business may suffer.

Additional impairment of goodwill or intangible assets in our financial statements could adversely affect our financial position and results of operations.

As of December 31, 2012 and September 30, 2013, we had goodwill of $13.2 million and intangible assets of $18.7 million and $13.3 million, respectively, which together represented 76% and 61%, respectively, of our total assets as of such date. We do not amortize goodwill and intangible assets with indefinite useful lives; rather, such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. During the period ended December 31, 2012, we recognized $1.6 million of goodwill and intangible asset impairments as a result of valuations to determine the fair value of Liquid Partners. With respect to the GMA software, certain negative events could occur which could result in an impairment loss. Such potential negative events could relate to: (1) revenue generated and the acceptance of the software in the marketplace, (2) the research and development expenses required to maintain and develop future versions of the software, (3) the life cycle of the software becoming shorter or longer than anticipated based on changing market and competitive conditions, and (4) changes to the expected cash flow due to macroeconomic and industry factors. Significant revenue growth resulting in a significant increase in cash flows will be necessary to support the recoverability of the carrying value of the GMA software. If there is not a significant increase in cash flows related to the GMA software, an impairment charge is reasonably likely. In the future, we may be required to take additional charges to our operating results if we experience further impairments, which would adversely affect our financial position and our results of operations. Since our growth strategy will likely involve the acquisition of other businesses, assets or technologies, we may record additional goodwill and intangible assets in the future. The possible write-off of this goodwill and intangible assets could harm our financial position and results of operations.

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

Although we expect that our existing cash and cash equivalents, which includes the net proceeds from our initial public offering completed in July 2013, together with cash generated from our operations, will be sufficient to meet our anticipated operating cash needs for at least the next twelve months, we cannot assure investors that we will not need to raise additional funds to finance the growth of our business, make acquisitions or for other reasons. We may not be able to obtain additional equity or debt financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, our leverage would increase and the holders of debt would have priority over the holders of our common stock. Furthermore, we may become subject to covenants that restrict our ability to incur additional indebtedness and operate our business in the manner we desire. We may also be required to take or become subject to other actions that are in the interests of the debt holders and to the detriment of the holders of our common stock, such as any foreclosure pursuant to secured debt or any requirement that we maintain specified liquidity or satisfy other financial ratios or covenants. Any of these restrictions or requirements could prevent us from expanding our operations and investing in new products and services, which could reduce our ability to compete, materially and adversely affect us and cause our stock price to decline significantly.

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

We depend on the services of prime brokers to assist in providing our customers with access to financial markets. We currently have established three prime brokerage relationships. We depend, in part, on our prime brokers for connectivity to the financial markets and the loss of one or more of our prime brokerage relationships may affect our customers’ ability to execute transactions and their satisfaction with our products and services and could negatively affect our business. In addition, our prime brokerage relationships are a potential source of new customer referrals for us. As a result, the loss of one or more of these relationships could adversely affect our ability to draw on those relationships as a source of potential new customers for our products and services and otherwise adversely affect our business.

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

Certain of our subsidiaries are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which they operate. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension or expulsion. In addition, we are subject to control person liability with respect to our regulated subsidiaries, which could impose liability on us for certain violations of those subsidiaries. “Associated persons” of ours may, in the future, be subject to investigations that may result in disciplinary actions by the SEC, self-regulatory organizations and state securities administrators. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies such as the SEC and the FCA, require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and our regulated subsidiaries.

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

The SEC, CFTC, NFA, FINRA, FCA and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our broker-dealer and independent introducing broker subsidiaries. As of December 31, 2012, on a separate company basis, we were required to maintain at least approximately $1.2 million of minimum net capital in the aggregate across all jurisdictions. Effective March 26, 2013, we were required to maintain at least approximately $213,000 of minimum net capital in the aggregate as a result of Liquid Futures changing its regulatory status from a non-clearing FCM to an independent introducing broker. Regulators continue to evaluate and modify minimum capital requirements from time to time in response to market events and to improve the stability of the international financial system. For example, the FCA recently increased capital requirements in the United Kingdom and may do so again in the future. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

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

We currently operate in the United States and Europe. As we continue to expand the sale of our products and services to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, business practices, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:
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

Technology stocks have historically experienced high levels of volatility. The trading price of our stock price has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $9.00 per share, our stock price has ranged from a high of $10.30 to a low of $6.16 through November 4, 2013. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•
securities analyst recommendations or earnings estimates, and changes in securities analyst recommendations or estimates, regarding our common stock, other comparable companies or our industry generally;

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

Any future issuances or sales of a substantial number of shares of our common stock in the public market, or the perception that these issuances or sales could occur, could adversely affect our stock price and may make it more difficult for an investor to sell common stock at a time and price that such investor deems appropriate. As of November 8, 2013, we had 24,486,388 outstanding shares of common stock.

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

Holders of 18,623,579, or approximately 76%, of the outstanding shares of our common stock as of November 8, 2013 have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. All shares of our common stock held by our existing stockholders at the time of our initial public offering are “restricted securities” as defined in Rule 144. These restricted securities were issued and sold by us in reliance on exemptions from the registration requirements of the Securities Act. These shares may be sold in the public market only if registered or pursuant to an exemption from registration, such as Rule 144 or Rule 701 under the Securities Act. Of these shares, we expect that 8,202,111 shares will be available for public sale under Rule 144 without limitation upon the expiration of the 180-day lock-up period pursuant to the lock-up agreements entered into by these stockholders with the underwriter, assuming we are in compliance with the current public information requirements of Rule 144. We expect that the remaining 14,911,456 of these shares will be available for public sale pursuant to Rule 144 upon expiration of the lock-up period subject to volume limitations, manner of sale restrictions and other limitations applicable to sales of our securities by affiliates of us. We have also registered the offer and sale of the shares of common stock that we may issue under our equity compensation plans on a registration statement on Form S-8 prior to the expiration of the lock-up period referenced above.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly, and increases demand on our systems and resources, which effects will become more significant after we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have recently hired additional personnel to help us to comply with these requirements, we may need to hire more employees in the future, which will increase our operating costs and expenses.

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

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and NASDAQ. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. As of December 31, 2012, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. See the information under the heading “—If we fail to remediate our material weaknesses and deficiencies in our internal control over financial reporting or we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected, our reputation could be harmed and our stock price could decline significantly.”

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

We received net proceeds in the offering of approximately $17.3 million after deducting underwriting discounts and commissions of approximately $2.6 million (including a fee in the same amount as the underwriting discount paid by us to the underwriter in connection with the purchase of shares by Mr. Ferdinand in the direct offering) and offering related expenses of approximately $8.7 million.

We have used approximately $0.9 million to purchase 105,000 shares of our common stock from Brian Storms, our Chairman of the Board and Chief Executive Officer, in connection with the consummation of the IPO; an aggregate of approximately $1.1 million to make payments to Mr. Ferdinand and Richard Schaeffer (one of our founders and a member of our board of directors and a greater than 10% stockholder of our company) and Robert Keller (one of our founders and a greater than 5% stockholder of our company) in connection with the IPO pursuant to contractual obligations; and an aggregate of approximately $0.8 million to repay previously outstanding loans to us from Messrs. Ferdinand and Schaeffer and Thomas Ross (a member of our board of directors). Other than these payments, each of which was contemplated in the Registration Statement, we did not make any payments of expenses in connection with the offering to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates. We expect to use the remaining net proceeds for investments in our technology and our sales and marketing functions, and for working capital and general corporate purposes, which may also include acquisitions of complementary businesses, products or technologies. Pending specific application of the net proceeds, the remaining proceeds are currently held in short-term, interest bearing, investment grade securities, certificates of deposit or government securities.

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

Liquid Holdings Group, Inc. (Registrant)

Dated: November 14, 2013	By:	/s/ Brian M. Storms
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Kenneth D. Shifrin
Chief Financial Officer
(Principal Financial and Accounting Officer)

