Form 10-Q
period 2014-03-31
Liquid Holdings Group, Inc.
filed 2014-05-13
CIK 1562594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-36024

LIQUID HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3252142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Third Avenue, 38th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

☒ Yes ☐ No

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

Large accelerated filer *	Accelerated filer ☐
Non-accelerated filer * (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒ No

As of May 8, 2014, there were 24,842,093 shares of the Registrant’s common stock outstanding.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,323,943	$8,473,847
Notes receivable from related parties	246,085	-
Accounts receivable, net of allowance for doubtful accounts of $21,568 and $5,814	700,401	425,196
Prepaid expenses and other current assets	314,921	388,612
Total current assets	3,585,350	9,287,655

Property and equipment, net	1,109,117	867,758

Other assets:
Notes receivable from related parties	413,543	-
Due from related parties	-	659,030
Deposits	586,146	540,653
Other intangible assets, net of amortization of $11,711,628 and $9,976,790	9,771,015	11,505,853
Goodwill	13,182,936	13,182,936
Total other assets	23,953,640	25,888,472

TOTAL ASSETS	$28,648,107	$36,043,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,813,195	$3,503,590
Deferred income	-	4,350
Total current liabilities	2,813,195	3,507,940

Long-term liabilities:
Deferred rent	111,461	20,536

Total liabilities	2,924,656	3,528,476

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 24,771,828 and 24,486,388 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	2,477	2,448
Additional paid-in capital	119,921,653	118,510,671
Accumulated deficit	(93,022,520)	(84,857,911)
Treasury stock, at cost, 121,674 shares at March 31, 2014 and December 31, 2013	(1,029,078)	(1,029,078)
Accumulated other comprehensive loss	(149,081)	(110,721)
Total stockholders’ equity	25,723,451	32,515,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,648,107	$36,043,885

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Revenues:
Software services	$1,282,332	$616,612
Brokerage activities	-	1,145,852
	1,282,332	1,762,464

Cost of revenues (exclusive of items shown separately below):
Software services	600,130	284,040
Brokerage activities	-	747,247
	600,130	1,031,287
Gross profit	682,202	731,177

Operating expenses:
Compensation	3,649,239	2,053,456
Consulting fees	221,625	324,229
Depreciation and amortization	1,778,372	1,824,342
Professional fees	992,664	576,547
Rent	429,046	290,694
Computer related and software development	1,020,312	435,652
Other	759,854	382,805
Total operating expenses	8,851,112	5,887,725
Loss from operations	(8,168,910)	(5,156,548)

Non-operating income (expense):
Unrealized loss on contingent consideration payable	-	(34,619)
Interest and other, net	4,301	9,877
Total non-operating income (expense)	4,301	(24,742)
Loss before income taxes	(8,164,609)	(5,181,290)
Income tax benefit	-	(71,975)
Net loss	(8,164,609)	(5,109,315)
Other comprehensive income (loss):
Foreign currency translation	(38,360)	14,559
Total comprehensive loss	$(8,202,969)	$(5,094,756)

Basic and diluted loss per share	$(0.33)	$(0.26)

Weighted average number of common shares outstanding during the period - basic and diluted	24,544,379	19,966,153

Supplemental Information to the Condensed Consolidated Statements of Operations and Comprehensive Loss
Software services revenues from related parties	$957,479	$534,033

Software services cost of revenues to related parties	$-	$75,748

Share-based compensation included in compensation	$1,411,011	$848,862

Share-based compensation included in consulting fees	$-	$178,978

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total

Balance at December 31, 2013	24,486,388	$2,448	$118,510,671	$(84,857,911)	$(110,721)	$(1,029,078)	$32,515,409

Issuance of common shares upon vesting of restricted stock units	285,440	29	(29)	-	-	-	-

Share-based compensation	-	-	1,411,011	-	-	-	1,411,011

Foreign currency translation	-	-	-	-	(38,360)	-	(38,360)

Net loss	-	-	-	(8,164,609)	-	-	(8,164,609)

Balance at March 31, 2014 (Unaudited)	24,771,828	$2,477	$119,921,653	$(93,022,520)	$(149,081)	$(1,029,078)	$25,723,451

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,164,609)	$(5,109,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on contingent consideration payable	-	34,619
Depreciation and amortization expense	1,778,372	1,824,342
Share-based compensation	1,411,011	848,862
Share-based payments for consulting services	-	178,978
Other	109,296	16,205
Deferred taxes	-	(71,975)
Changes in operating assets and liabilities:
Accounts receivable	(293,576)	(47,242)
Deferred offering costs	-	(1,778,353)
Prepaid expense and other current assets	73,691	52,883
Due from related parties	(598)	-
Security deposit	(45,493)	(55,395)
Accounts payable and accrued expenses	(690,395)	1,454,779
Due to related parties	-	(38,278)
Other current liabilities	(4,350)	23,952
NET CASH USED IN OPERATING ACTIVITIES	(5,826,651)	(2,665,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(292,562)	(92,765)
Repayment of note from related party - QuantX Management, LLP	-	2,250,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(292,562)	2,157,235

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common shares, net of offering costs	-	3,300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,300,000

Effect of exchange rate changes on cash	(30,691)	(5,179)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,149,904)	2,786,118

CASH AND CASH EQUIVALENTS - Beginning	8,473,847	1,380,078

CASH AND CASH EQUIVALENTS - Ending	$2,323,943	$4,166,196

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$48	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Organization

Liquid Holdings Group, Inc. (the “Company”) was originally formed on January 17, 2012 as a Delaware limited liability company under the name Liquid Holdings Group, LLC with the intention of being the holding company to acquire and own a group of companies and ultimately pursue an initial public offering (“IPO”) in the United States. On July 24, 2013, the Company reorganized as a Delaware corporation and changed its name to Liquid Holdings Group, Inc. On July 26, 2013, the Company’s common stock began trading on the NASDAQ Global Market under the ticker symbol “LIQD.”

The Company provides a next-generation proprietary cloud-based trading and portfolio management solution that seamlessly integrates order and execution management with real-time risk management, reporting, shadow accounting and managed services in a single platform for the financial services community.

The Company’s subsidiaries that are included in the consolidation are:

▪	Liquid Futures, LLC (“Futures”) – until February 12, 2014
▪	Liquid Trading Institutional LLP (“Institutional”)
▪	Liquid Partners, LLC – formerly known as Centurion Capital Group, LLC and Centurion Trading Partners, LLC (collectively “Centurion”)
▪	Fundsolve Ltd. (“Fundsolve”)
▪	LHG Technology Services Ltd. (“Technology”)
▪	Liquid Prime Holdings, LLC (“LPH”) – under which Liquid Prime Services, Inc. (“LPS”) is consolidated
▪	Liquid Technology Services, LLC (“LTS”) – formerly known as Green Mountain Analytics, LLC (“GMA”)
▪	LTI, LLC (“LTI”)

The Company commenced operations on April 24, 2012, the date the founders signed a limited liability agreement of the Company and agreed to contribute certain entities owned or controlled by them to the Company.

On February 6, 2014, LPS and Futures entered into an Agreement and Plan of Merger to consolidate LPS and Futures into a single entity, with LPS remaining as the surviving entity. Regulatory approval was granted and the merger was effective February 12, 2014. This consolidation will enable LPS and Futures to streamline their regulatory costs and consolidate their net capital, permit their customers to sign a single account agreement to conduct both futures and securities trading and permit the consolidated entity to enter into a single clearing agreement to facilitate both futures and securities trades.

The Company has had significant operating losses during the period from its inception on April 24, 2012, through the three months ended March 31, 2014. The Company has managed its liquidity during this time through cost reduction initiatives and capital markets transactions. The Company anticipates that its existing capital resources, including availability under its $3.75 million Revolving Promissory Notes (see Note 5) from Brian Ferdinand, one of the founders of the Company, and Douglas J. Von Allmen, a significant stockholder in the Company (totaling $7.5 million in the aggregate), cash flows from operations, and cost reduction initiatives, will be adequate to satisfy its liquidity requirements through March 2015. On May 2, 2014, the Company borrowed $1.0 million under the Revolving Promissory Note with Mr. Von Allmen. Also subsequent to the balance sheet date, the Company filed a Registration Statement on Form S-1with the Securities and Exchange Commission (“SEC”) in which it seeks to sell shares of its common stock in a follow-on public offering (the “Follow-on Offering”). If the Follow-on Offering does not occur or is not completed at a sufficient offering size or public offering price, and available liquidity is not sufficient to meet the Company’s operating obligations as they come due, management’s plans include pursuing alternative financing arrangements or further reducing expenditures as necessary to meet the Company’s cash requirements through March 2015. There can be no assurance that the Company will be able to raise additional capital in the Follow-on Offering or, if required, obtain additional alternative financing or reduce discretionary spending to provide the required liquidity.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2) Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Management believes that the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for the fair presentation of the results of the interim periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any subsequent period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

There have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. These significant estimates and assumptions include estimates of fair value of goodwill and intangibles with indefinite lives for purposes of impairment testing, estimates of useful lives of assets, estimates of impairment of long-lived assets, estimates of fair values of share-based payment arrangements, estimates of valuation allowances related to deferred tax assets, and estimates of contingent liabilities related to business acquisitions. Due to the inherent uncertainty involved with estimates, actual results may differ.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the first quarter of 2014 that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recurring and Non-Recurring Fair Value Measurements

The Company had no recurring or non-recurring fair value measurements at March 31, 2014.

Transfers between Levels 1, 2 and 3

There were no transfers of financial assets or liabilities between Level 1 and Level 2, or between Level 2 and Level 3, during the three months ended March 31, 2014 and year ended December 31, 2013.

Financial Assets and Financial Liabilities not Measured at Fair Value

The following table summarizes the carrying amount and estimated fair value of the Company’s financial assets that are not measured at fair value either on a recurring or nonrecurring basis:

		Estimated Fair Value
March 31, 2014 (Unaudited)	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,323,943	$2,323,943	$-	$-	$2,323,943
Notes receivable from related parties	$659,628	$-	$-	$655,913	$655,913

		Estimated Fair Value
December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,473,847	$8,473,847	$-	$-	$8,473,847

The following is a description of the principal valuation methods used by the Company for those financial assets that are not measured at fair value either on a recurring or non-recurring basis:

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value.

Note Receivable from Related Parties

In estimating the fair value of the notes receivable from related parties, the Company used a discounted cash flow model. Fair value is estimated by discounting the anticipated cash flows from the loans, assuming future prepayments and using market interest rates for new loans with comparable credit risk.

(4) Goodwill and Other Intangible Assets

Acquired Intangible Assets

			(Unaudited)
		March 31, 2014			December 31, 2013
	Amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Software and trading platform	3 years	$19,374,098	$(10,365,072)	$9,009,026	$19,374,098	$(8,735,318)	$10,638,780
Customer relationships	3 years	1,261,000	(700,556)	560,444	1,261,000	(595,472)	665,528
Non-compete agreements	Life of agreement, 24 months	646,000	(646,000)	-	646,000	(646,000)	-
Total		$21,281,098	$(11,711,628)	$9,569,470	$21,281,098	$(9,976,790)	$11,304,308
Indefinite-Lived Intangible Assets:
Broker licenses	N/A	$163,000	$-	$163,000	$163,000	$-	$163,000
Patents pending	N/A	36,545	-	36,545	36,545	-	36,545
Trade names	N/A	2,000	-	2,000	2,000	-	2,000
Total		$201,545	$-	$201,545	$201,545	$-	$201,545

Total amortization expense for intangible assets was $1,727,165 and $1,799,570 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

Remainder of 2014	5,149,689
2015	4,419,781
$9,569,470

Goodwill

The Company performed its annual goodwill impairment test in July 2013. The Company performed a qualitative assessment of each reporting unit and determined that is was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. As a result, the two-step goodwill impairment test was not required.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill are as follows:

	(Unaudited)
	Three Months Ended	Year Ended
	March 31, 2014	December 31, 2013
Balances - beginning of period:
Gross goodwill	$14,647,588	$14,647,588
Accumlated impairment losses	(1,464,652)	(1,464,652)
Net goodwill - beginning of period	13,182,936	13,182,936

Goodwill acquired during the period	-	-
Impairment loss	-	-

Balances - end of period:
Gross goodwill	14,647,588	14,647,588
Accumulated impairment losses	(1,464,652)	(1,464,652)
Net goodwill - end of period	$13,182,936	$13,182,936

(5) Certain Relationships and Related Party Transactions

Amounts recognized from transactions with related parties in the accompanying condensed consolidated balance sheets are as follows:

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Note receivable from QuantX Management, LLP	$243,030	$-
Note receivable from Ferdinand Capital	116,000	-
Note receivable from shareholder	300,000	-
Interest receivable on above notes	598	-
	$659,628	$-

Due from QuantX Management, LLP	$-	$243,030
Due from Ferdinand Capital	-	116,000
Due from shareholder	-	300,000
Total due from related parties	$-	$659,030

Liabilities:
Commitment fees payable	$4,829	$-
Total due to related parties	$4,829	$-

Note Receivable from QuantX Management, LLP

During 2012, the Company provided payments to GMA on behalf of QuantX Management, LLP (“QuantX”) in relation to the development of LiquidView®, a software tool which forms a component of the Company’s accounting technology platform. In addition, Liquid Partners, LLC received payments from QuantX to facilitate the payment of operating expenses. LTI also advanced funds to QuantX for various expenses prior to being acquired by the Company. These payments net to a total of $243,030, and are included in Due from related parties in the accompanying condensed consolidated balance sheets at December 31, 2013.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 15, 2014, this receivable was converted to a three-year term note with QuantX in the principal amount of $243,030. The note bears interest at the rate of 4% per annum, with monthly payments of principal and interest totaling $7,175. The note is payable in full on March 15, 2017.

Note Receivable from Ferdinand Capital

LTI advanced $116,000 to Ferdinand Capital during 2011. This amount is included in Due from related parties in the accompanying condensed consolidated balance sheets at December 31, 2013. Ferdinand Capital is an entity owned by one of the founders of the Company.

On March 15, 2014, this receivable was converted to a one-year term note with Ferdinand Capital in the principal amount of $116,000. The note bears interest at the rate of 4% per annum, with monthly payments of principal and interest totaling $9,877. The note is payable in full on March 15, 2015.

Note Receivable from Stockholder

A security deposit for office space that was leased by one of the entities acquired by the Company was inadvertently refunded to a stockholder of the Company who was also a principal of the acquired entity. The security deposit should have been refunded to the Company and, as such, a receivable of $300,000 was recorded in Due from related parties in the accompanying condensed consolidated balance sheets at December 31, 2013.

On March 27, 2014, this receivable was converted to a five-year term note, effective April 1, 2014, with the stockholder in the principal amount of $300,000. The note bears interest at the rate of 3% per annum, with monthly payments of principal and interest totaling $5,390. The note is payable in full on April 1, 2019.

Revolving Promissory Notes

On February 26, 2014, the Company executed a Revolving Promissory Note with each of its two largest stockholders, Brian Ferdinand and Douglas J. Von Allmen (each, a “Note” and, collectively, the “Notes”). Under each Note, the Company is able to borrow, and the lender has committed to lend, up to a principal amount of $3,750,000 on a revolving basis ($7,500,000 in the aggregate under the Notes), with interest payable quarterly on any amounts borrowed at a rate of 4% per annum. Any amounts borrowed under the Notes are repayable at maturity on April 30, 2015 and are optionally repayable at any time without the payment of any premium or penalty. The Company will pay a commitment fee on any undrawn amounts at a rate per annum equal to 0.50%, payable quarterly. The Notes contain certain customary covenants, including covenants relating to the Company’s ability to incur indebtedness and make restricted payments, and provide for certain customary events of default. The Company may terminate the commitment under the Notes at any time. Accrued commitment fees payable amounted to $3,493 at March 31, 2014 and are included in Accounts Payable and accrued expenses in the accompanying condensed consolidated balance sheets. On May 2, 2014, the Company borrowed $1,000,000 under the Note with Mr. Von Allmen for working capital and general corporate purposes.

Personal Guaranty Agreement

On March 6, 2014, Mr. Von Allmen executed a Personal Guaranty Agreement (the “Personal Guaranty”) with the Company whereby Mr. Von Allmen will guarantee the funding of loans pursuant to the $3,750,000 Note entered into between Brian Ferdinand and the Company (see above). If Mr. Ferdinand fails to pay any amount when due, Mr. Von Allmen agrees to promptly pay the unpaid amount to the Company based on the terms and conditions of the Note. In turn, Mr. Von Allmen shall take by subrogation all of Mr. Ferdinand’s rights under the Note with respect to any amounts funded by Mr. Von Allmen. As consideration for the Personal Guaranty, the Company agrees to pay Mr. Von Allmen a fee equal to 0.50% per annum on the guaranteed amount of $3,750,000. Accrued commitment fees payable amounted to $1,336 at March 31, 2014 and are included in Accounts Payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Other Related Party Relationships

On October 1, 2013, the Company entered into a four-month sublease agreement for office space in Hoboken, New Jersey which was subsequently converted to a five-year lease agreement, effective February 1, 2014. The sublease and lease agreements were entered into with an entity that the Company’s Chief Executive Officer and General Counsel have an interest in, and are members of that entity’s board of directors (see Note 6).

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Commitments and Contingencies

Legal Matters

The Company may periodically be involved in litigation and various legal matters, including proceedings relating to regulatory matters. Such matters are subject to many uncertainties and outcomes that are not predictable.

The Company is a defendant in an action filed on July 23, 2013 in the Supreme Court of The State of New York by two individuals (the “OTC Parties”) who were involved in the establishment and operation of the over-the-counter brokerage operations of LPS and Futures, which ceased operating on June 1, 2013. Also named as defendants are one of the Company’s subsidiaries, LPH, and Brian Ferdinand, the Company’s former Vice Chairman and Head of Corporate Strategy (together with the Company and LPH, the “Liquid Defendants”). The complaint alleges fraudulent inducement, breach of contract and unjust enrichment and seeks specified damages of up to $3 million and other compensatory and punitive damages in an amount to be determined at trial, as well as such other further relief as the court deems just, proper and equitable under the circumstances. On September 13, 2013, the Liquid Defendants filed a motion to dismiss the complaint against all of the defendants on a number of grounds. Oral argument on the motion has been heard and the parties are waiting for the Court to issue a decision. On October 3, 2013, the Company filed suit against the OTC Parties on the grounds that that their use of the name “LPS Partners Inc.” for their new company is improper and will confuse LPS’s customers. The OTC Parties have answered the complaint and denied the allegations.

The Company believes that the claims alleged by the OTC Parties are without merit, and intends to defend such claims vigorously. At this point, the Company is unable to develop a meaningful estimate of reasonably possible loss in connection with these claims due to a number of factors, including (i) the early stage of the matter, (ii) the uncertainty as to the outcome of the pending motion to dismiss, and (iii) the presence of significant factual issues that would need to be resolved. Legal proceedings are inherently uncertain, and we cannot assure you that an adverse decision in this dispute would not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations. Furthermore, the Company does not expect its directors’ and officers’ insurance carrier to compensate the Company for losses relating to this dispute.

On March 11, 2014, the Company received a letter from counsel for a former employee claiming that the Company and certain other parties were responsible for paying the former employee stock compensation in the amount of $500,000 in consideration for services provided to one of the Company’s subsidiaries, Liquid Partners, LLC (then known as Centurion Capital Group, LLC). The time period when these services are alleged to have been provided is prior to both the Company’s acquisition of Liquid Partners, LLC as well as the actual period of the former employee’s employment by the Company. The Company believes that the claims alleged by this former employee are without merit and intends to defend such claims vigorously. In addition, the Company believes that it would be entitled to indemnification from the parties from whom the Company acquired its interests in Liquid Partners, LLC for any losses with respect to such former employee’s claims.

The Company is not currently subject to any other pending or, to its knowledge, threatened legal proceedings that it expects could have a material impact on its condensed consolidated financial statements.

Lease Commitments

The Company has entered into lease agreements with third parties for certain office space and equipment, which expire at various dates through December 2023. Rent expense totaled $429,046 and $290,694 for the three months ended March 31, 2014 and 2013, respectively. These amounts are recorded as Rent in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2014, minimum future rental commitments under non-cancellable operating leases are as follows:

Remainder of 2014	$981,246
2015	1,434,738
2016	1,472,552
2017	1,512,622
2018	1,552,887
Thereafter	6,114,597
Total	$13,068,642

On August 12, 2013, the Company, entered into a lease agreement (the “Lease”), effective December 6, 2013, for approximately 13,200 rentable square feet of office space located in New York. The Company is using a portion of the leased premises as its new corporate headquarters (the “HQ Space”), replacing the Company’s previous headquarters in the same building, and the remainder (the “BD Space”) as offices for LPS, the Company’s broker dealer subsidiary. The initial base rent under the Lease will be $85,364 per month, increasing at 3% per annum. In addition to the base rent, the Company will be responsible for certain costs and charges identified in the Lease, including certain utility expenses, real estate taxes, insurance and operating costs. The term of the Lease for the HQ Space and the BD Space will end ten and six years after the effective date of the Lease, respectively.

On October 1, 2013, the Company entered into a four-month sublease agreement (the “Sublease”) at a monthly rate of $23,247 for approximately 7,200 square feet of office space in Hoboken, New Jersey to be used for certain back-office operations. The Sublease included a transfer to the Company of the existing equipment located in the space and an agreement to allow the sublessor to use a portion of the space not being used by the Company for up to nine months.  The Sublease was entered into with an entity that the Company’s Chief Executive Officer and General Counsel have an interest in, and are members of that entity’s board of directors. In March 2014, the Company entered into a new, five-year lease (the “Hoboken Lease”) for the same space with an effective commencement date of February 1, 2014. The initial base rent under the Hoboken Lease will be $23,550 per month increasing to $24,153 per month on August 1, 2016. In addition to the base rent, the Company will be responsible for certain costs and charges identified in the Hoboken Lease, including certain utility expenses, real estate taxes, insurance and operating costs. As long as the Company has no instances of default under the terms of the Hoboken Lease, the base rent will be waived for the period from February 1, 2014 to June 30, 2014. There were no instances of default through March 31, 2014 and, as such, the table above does not include the future minimum rent for April 1, 2014 to June 30, 2014.

(7) Share-Based Compensation

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

At March 31, 2014, there were 1,078,667 additional shares available for the Company to grant under the 2012 Amended Incentive Plan.

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of non-vested RSUs granted under the 2012 Amended Incentive Plan:

	(Unaudited)
	Three Months Ended March 31, 2014		Year Ended December 31, 2013
		Weighted Average		Weighted Average
		Grant Date		Grant Date
Non-vested shares	Shares	Fair Value	Shares	Fair Value
Balance at beginning of period	1,231,754	$7.77	760,033	$7.54
Granted	-	-	1,077,560	7.82
Vested	(85,752)	8.27	(605,839)	7.57
Forfeited	-	-	-	-
Balance at end of period	1,146,002	$7.74	1,231,754	$7.77

At March 31, 2014, there was $5,311,687 of total unrecognized compensation costs related to non-vested RSUs granted under the 2012 Amended Incentive Plan. This cost is expected to be recognized during 2014 through 2016. The total fair value of shares vested during the three months ended March 31, 2014 was $708,931.

Non-Qualified Stock Options

The Company recognizes compensation expense on non-qualified stock options (“NQSOs”) based on the grant date fair value per share over the applicable vesting period. The Company determines the fair value of NQSOs granted using the Black-Scholes valuation model measured at the grant date.

The Black-Scholes fair value of each NQSO grant was calculated using the following assumptions:

Dividend yield	0%
Expected volatility	50%
Risk-free interest rate	1.70%
Expected term (years)	6.0

The following table summarizes the activity of NQSOs granted under the 2012 Amended Incentive Plan:

	(Unaudited)
	Three Months Ended March 31, 2014		Year Ended December 31, 2013
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	420,505	$9.00	-	$-
Granted	-	-	420,505	9.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	420,505	$9.00	420,505	$9.00

Exercisable at end of period	58,673	$9.00	12,798	$9.00

Remaining weighted average contractual life of exercisable options (years)		9.3		9.6

Aggregate intrinsic value		$-		$-

At March 31, 2014, there was $828,228 of total unrecognized compensation costs related to NQSOs granted under the 2012 Amended Incentive Plan. This cost is expected to be recognized during 2014 through 2016. The total fair value of shares vested during the three months ended March 31, 2014 was $136,295.

(8) Income Taxes

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The difference between the statutory tax rate of 35% and the effective tax rate of 0% at March 31, 2014 is due to the establishment of a full valuation allowance against the Company’s deferred tax assets.

As of March 31, 2014, the Company recorded deferred tax assets of approximately $7.3 million offset by a full valuation allowance of $7.3 million. This represents an increase in the valuation allowance of approximately $3.7 million for the quarter ended March 31, 2014.

The Company does not have any current income taxes payable or receivable and there have been no cash payments for income taxes.

Management believes there are no tax positions requiring recognition or disclosure under ASC Topic 740-10—Accounting for Uncertainty in Income Taxes.

(9) Computation of Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed using the same method as basic loss per share, however, the computation reflects the potential dilution that would occur if outstanding in-the-money share awards were exercised and converted into common shares.

	(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss	$(8,164,609)	$(5,109,315)
Loss applicable to common shares	$(8,164,609)	$(5,109,315)
Weighted average common shares outstanding	24,544,379	19,966,153
Basic and diluted loss per common share	$(0.33)	$(0.26)

The calculation of diluted loss per share excludes the effect of RSUs and NQSOs because they were determined to be anti-dilutive and, therefore, diluted loss per share is the same as basic loss per share.

(10) Net Capital Requirement

Effective February 12, 2014, regulatory approval was granted for a merger between LPS and Futures, with LPS remaining as the surviving entity (see Note 1).

Institutional must maintain regulatory net capital of at least €50,000 in accordance with Financial Conduct Authority regulations.

LPS is required to maintain a net capital of at least $100,000.

In the aggregate, the Company was required to maintain at least approximately $169,000 in net capital across all jurisdictions. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory minimum capital requirements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net capital balances and the amounts in excess of required net capital at March 31, 2014 and December 31, 2013 are as follows:

	(Unaudited)
	March 31, 2014		December 31, 2013
	Net Capital	Excess Net Capital	Net Capital	Excess Net Capital
Futures	$-	$-	$84,771	$39,771
Institutional	$221,272	$152,514	$204,451	$135,621
LPS	$258,408	$158,408	$291,791	$191,791

(11) Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and has determined that there are no subsequent events that require disclosure except for the following and those that have been disclosed elsewhere in these notes to the condensed consolidated financial statements:

Resignation of Board Member and Executive Officer

On April 18, 2014, Brian Ferdinand tendered his resignation as Vice Chairman and a member of the Board of Directors of the Company as well as his position as Head of Corporate Strategy. Mr. Ferdinand’s resignation was not due to any disagreement with the Company, the Board or the Company’s management.

In connection with Mr. Ferdinand’s resignation, the Company entered into a two-year consulting agreement (the “Consulting Agreement”) with Ferdinand Trading, LLC, an entity controlled by Mr. Ferdinand. Pursuant to the Consulting Agreement, Mr. Ferdinand will be assisting with business development efforts; developing strategy for product development, marketing, partnerships and mergers and acquisitions; and providing support to the sales and marketing team, including client introduction. The Company will pay an annual fee of $450,000, payable in monthly increments, for such services. The Company has also agreed to reimburse Mr. Ferdinand for his health insurance premiums for up to eighteen months.

Also in connection with his resignation, Mr. Ferdinand and a number of entities controlled by him (collectively, the “Ferdinand Entities”) have entered into a lock-up agreement (the “Lock-up Agreement”) with the Company in respect of their shares of the Company’s common stock. Pursuant to the terms of the Lock-up Agreement, Mr. Ferdinand and the Ferdinand Entities have agreed with the Company that, without the Company’s prior written consent and in each case subject to certain exceptions, during the period beginning on April 18, 2014 through and including April 17, 2015, they will not sell the 5,214,647 shares of the Company’s common stock that they own, representing approximately 21% of the Company’s issued and outstanding common stock as of the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “continue,” “potential” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of investments by us in our business and capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity and annual contract value.

Forward-looking statements are not guarantees of performance. These statements are based on our beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for and our ability to market our products and services, the expansion of product offerings through new applications or geographically, the timing and cost of investments by us in our business and planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	market acceptance and performance of our products and services;

•	our ability to obtain the capital necessary to expand our operations and invest in new products and services;

•	general economic conditions in the markets where we operate;

•	industry competition;

•	competition from firms with greater financial, technical and marketing resources than us and related competitive pressures;

•	failure to protect or enforce our intellectual property rights in our proprietary technology;

•	intellectual property claims and challenges;

•	defects and errors in our products or services;

•	growth and maintenance of our customer base and customer contacts;

•	credit quality and payment history of our customers;

•	changes in the market demand for our products and services;

•	our ability to keep up with rapid technological change;

•	system failures and disruptions;

•	non-performance of third-party vendors;

•	the loss of key executives and failure to recruit and retain qualified personnel;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	compliance with laws and regulations, including those relating to the securities industry;

•	cancellation or breach of customer contracts;

•	our ability to fulfill, or to generate revenues by fulfilling, customer contracts; and

•	other factors discussed or referenced in the section titled “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements. You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events discussed or referenced in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q could harm our business, prospects, results of operations, liquidity and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K as filed with the SEC on March 31, 2014.

References in this discussion and analysis to “we,” “us,” “our” and the “Company” refer to Liquid Holdings Group, Inc. and its consolidated subsidiaries.

Overview

Liquid Holdings Group, Inc. provides a next-generation proprietary cloud-based trading and portfolio management solution that seamlessly integrates order and execution management with real-time risk management, reporting, shadow accounting and managed services in a single platform for the financial services community. Our current and prospective customers include small to mid-sized hedge funds, asset managers, wealth management offices, family offices and financial institutions.

We deliver our technology efficiently, quickly and securely as a SaaS solution that provides our customers with a customizable and rapidly deployable platform. We believe that our platform’s comprehensive and integrated real-time approach provides a distinctive offering to our customers that creates efficiencies for our customers by reducing both the number of service provider relationships the customer needs to manage and maintain and the level of IT personnel necessary to support and integrate those multiple applications.

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

We have branded our trading platform as LiquidTradeSM, our risk metrics platform as LiquidMetrics® and our shadow accounting platform as LiquidView®, together constituting the Liquid platform.

Key Operating Metrics

In addition to the U.S. generally accepted accounting principles (“U.S. GAAP”) metrics that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions:

	(1) As of	As of	As of	As of	As of
Key Operating Metric	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Contracts - Contributing to Current Revenue
Number of Customers	25	23	27	48	76
Number of Units	351	385	455	517	629
Number of Units - QuantX(2)	290	304	378	421	419

Contracts - Expected to Contribute to Future Revenue(3)
Number of Customers	N/A	7	21	29	43
Number of Units	N/A	35	110	139	133
Number of Units - QuantX(2)	N/A	8	13	14	1

Contracts - Total
Number of Customers	25	30	48	77	119
Number of Units	351	420	565	656	762
Number of Units - QuantX(2)	290	312	391	435	420

Annual Contract Value (in millions)	N/A	$1.707	$3.158	$4.520	$5.230

(1)	As of March 31, 2013, our customers were contracted on a month-to-month subscription basis. As such, we did not have customers or units relating to contracts expected to contribute to future revenue, nor Annual Contract Value, as key operating metrics for this period. Currently, most of our revenues are generated from subscription contracts, which are paid monthly and typically have a minimum term of one year, with revenues recognized ratably over the term of the subscription contract.

(2)	Represents units, included in “Number of Units,” that are being used by QuantX, a related party as a result of certain past or present relationships with the founders of the Company and certain persons who may be deemed to be affiliates of the Company, or paid for by QuantX on behalf of their own customers.

(3)	Represents contracts that have been signed but are not yet generating revenue because our product has not yet been deployed to the customer.

Number of Customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales and marketing teams.

Number of Units. Since our customers generally pay fees based on the number of units of our platform being used within their organizations, we believe the total number of units is an indicator of the growth of the business. Each unit represents an individual element of the Liquid platform such as LiquidTradeSM , LiquidMetrics® or LiquidView®.

Annual Contract Value (“ACV”). ACV represents, as of the end of any quarter for which ACV is reported, the estimated contract value of subscription payments payable to us during the next twelve months (or, in the case of subscription contracts where the remaining contract term is less than twelve months, the remaining value of such contracts) pursuant to subscription contracts existing at the end of the quarter for which ACV is reported, including contracts pursuant to which we are currently generating no revenue because our product has not yet been deployed to the customer.

ACV is not a financial measure calculated and presented in accordance with U.S GAAP and should not be considered as an alternative to revenue or any other financial measures so calculated. Management uses this information as a basis for planning and forecasting core business activity for future periods and believes it is a helpful indicator of potential future revenue. However, we caution investors that our presentation of this measure may not be comparable to similar measures as disclosed by other issuers, because other companies may calculate these measures differently. Additionally, our actual revenue may be lower or higher than ACV. ACV is a forward-looking estimate. See “Cautionary Note About Forward-Looking Statements.”

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

Revenue Growth. We believe the key driver to improve our financial performance will be revenue growth. We believe demand for our products will increase as key industry trends drive innovation. We plan to add resources in an effort to gain market share and increase revenue from existing and new customers. While revenue growth may fail to increase or may decline for a number of reasons, including significant competition and lack of market acceptance of our technology and platform, we seek to generate revenue growth from, among other things, the execution of new customer contracts as we increasingly penetrate the marketplace. Our ability to achieve sufficient revenue to generate net income and to fully fund operations will require continued significant near-term investments in technology development, sales, marketing and customer support personnel. We expect these investments to negatively impact current net income and cash balances, but also to set the framework for improving financial performance in the near-and long-term as we scale up our business.

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

Potential negative impacts could come in the form of unexpected market corrections that dramatically reduce available asset flows into hedge funds, as well as closure of hedge funds or decline in the opening of new hedge funds. Additionally, a retraction of the broad adoption of “cloud deployment” would require us to modify our distribution method and could slow growth.

Delivery of New Product Releases. Customer demands in the financial services industry are becoming increasingly complex. If we fail to accurately predict customers’ changing needs and emerging technology trends, our business could be negatively affected. It is important for us to have a robust development pipeline and to deliver new releases on time and within budget. We believe our flexible platform allows us the ability to develop and deliver customized solutions for particular customer needs. Members of our core technology development team have worked together for over a decade, first at Web Quote SRL, then at GMA, now known as Liquid Technology Services, LLC, from 2002 until we acquired GMA in 2012. As a result, we are able to develop new modules in a flexible and continuous manner. We believe the maintenance of our core development team’s continuity and its ability to produce new product versions on time is important to the future growth of our company.

Organizational Resources. While we intend to increase personnel, funding and capital expenditures devoted to our sales force and the research and development of new and advanced technologies, if we fail to hire additional necessary personnel or to improve our key business applications, processes and IT infrastructure, we may not be able to achieve or manage our expected growth. These plans will require a significant investment in managerial talent, human resources, information systems, processes and controls to ensure maintenance of efficient and economic operations. These investments are critical to our ability to increase revenue, to generate net income and to fully fund operations.

International Expansion. Our future growth will depend, in part, on our ability to continue to increase sales of our platform internationally. Historically, a significant portion of our revenues and billings have been generated from outside the United States, with the substantial portion of this revenue coming from QuantX, our largest customer and a related party as a result of certain past or present relationships with our founders and certain persons who may be deemed to be affiliates of the Company. We intend to pursue new customers internationally which may increase operating expenses in the near term and may not result in revenues until future periods, if at all. International expansion may also increase the risk associated with our business.

Financial Overview

Revenues

Our revenues consist of the following:

Software services. We market our software to end-users and to institutional customers through our direct sales force and through our strategic partner relationships. End user customer revenue is generated through subscription fees. Institutional revenue is generated through subscription fees, integration and customization fees and hosting and gateway fees. In addition, on December 1, 2013, we started charging customers for market data services. Market data is trade-related data for a financial instrument reported by a trading venue, such as a stock exchange, which allows traders and investors to know the latest price and see historical trends for that financial instrument. We are not charging a profit on market data, but rather we are passing on the cost we incur from the market data provider, which has contracted with us to provide such data, to the customer. These pass-through charges for market data services are included in our software services revenues. We generally commence recognizing software services revenue at the time the software is made available to the customer, provided all other revenue recognition criteria have been met. To date, the majority of our software services revenue has been attributable to related parties, including QuantX. We expect our software services revenue to increase in absolute dollars as we continue to add new hedge funds, other asset managers and financial institutions to our customer base.

Brokerage activities. Until June 1, 2013, we generated a portion of our revenue through commissions generated by brokers executing transactions on behalf of our customers and by the mark-up generated by brokers executing transactions on a riskless principal basis. On June 1, 2013, we ceased over-the-counter brokerage operations by LPS and Futures. Effective February 12, 2014, we received regulatory approval to consolidate LPS and Futures, with LPS remaining as the surviving entity. This consolidation will enable LPS and Futures to streamline their regulatory costs and consolidate their net capital, permit our customers to sign a single account agreement to conduct both futures and securities trading and permit the consolidated entity to enter into a single clearing agreement to facilitate both futures and securities trades. Going forward, LPS will continue to be a component of our business strategy by facilitating the introduction of our customers’ assets to custody banking relationships. LPS will remain a regulated entity with oversight from the Financial Industry Regulatory Authority, Inc. (“FINRA”), the SEC, the National Futures Association (the “NFA”) and the U.S. Commodity Futures Trading Commission (the “CFTC”). We do not expect the cessation of the over-the-counter brokerage operations of LPS and Futures to negatively and significantly affect our ability to facilitate the introduction of our customers’ assets to custody banking relationships. As complementary service providers to our technology platform customers, LPS and Futures will no longer generate any significant transaction or other revenue, but will continue to incur, at decreased levels, salary, regulatory, accounting, legal and administrative expenses.

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

Our cost of revenues associated with brokerage activities included payments to brokers who received a percentage of commissions generated by brokers executing transactions on behalf of customers and the mark-up generated by brokers executing transactions on a riskless principal basis. Regulatory fees were also included in cost of revenues associated with brokerage activities. We expect our cost of revenues associated with brokerage activities to decline in future periods. Since we ceased over-the-counter brokerage operations for LPS and Futures on June 1, 2013, we have not received revenues associated with brokerage activities.

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

Consulting fees. Consulting fees consist of services we are currently outsourcing such as market research, investor/public relations and human resources functions. Consulting fees are expensed in the period in which they are incurred. The majority of our consulting fees, from inception to date, have been for share-based compensation relating to equity transactions with consultants, in which the consideration paid to the consultants was below the fair value of the equity they received. The amount by which the consideration is below fair market value is considered share-based compensation. In addition, the sale of our stock to strategic partners and consultants at below fair value also resulted in charges to share-based compensation.

Professional fees. Professional fees consist primarily of legal, accounting and tax services. Professional fees are expensed in the period in which they are earned. The majority of our professional fees from inception to date have been for legal fees related to the start up of our business as well as certain litigation we have been a part of as disclosed in the notes to the accompanying unaudited condensed consolidated financial statements. We anticipate that we will continue to incur professional fees as we grow our business. Whereas certain legal fees pertaining to the start up of our business will cease, other costs such as audit fees, recorded prior to our IPO as a deferred offering cost, will continue and be recorded in professional fees on our condensed consolidated statements of operations and comprehensive loss. As noted in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 – “The requirements of being a public company places significant demands on our resources and management’s attention,” compliance with the rules and regulations applicable to public companies is increasing our legal and financial compliance costs.

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

Results of Operations

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013	Change
Revenues:
Software services	$1,282,332	$616,612	$665,720
Brokerage activities	-	1,145,852	(1,145,852)
	1,282,332	1,762,464	(480,132)
Cost of revenues (exclusive of items shown below):
Software services	600,130	284,040	316,090
Brokerage activities	-	747,247	(747,247)
	600,130	1,031,287	(431,157)
Gross profit:
Software services	682,202	332,572	349,630
Brokerage activities	-	398,605	(398,605)
	682,202	731,177	(48,975)
Operating expenses:
Compensation(1)	3,649,239	2,053,456	1,595,783
Consulting fees(2)	221,625	324,229	(102,604)
Depreciation and amortization	1,778,372	1,824,342	(45,970)
Professional fees	992,664	576,547	416,117
Rent	429,046	290,694	138,352
Computer related and software development	1,020,312	435,652	584,660
Other	759,854	382,805	377,049
Total operating expenses	8,851,112	5,887,725	2,963,387
Loss from operations	(8,168,910)	(5,156,548)	(3,012,362)

Non-operating income (expense):
Unrealized loss on contingent consideration payable	-	(34,619)	34,619
Interest and other, net	4,301	9,877	(5,576)
Total non-operating income (expense)	4,301	(24,742)	29,043
Loss before income taxes	(8,164,609)	(5,181,290)	(2,983,319)
Income tax benefit	-	(71,975)	71,975
Net loss	$(8,164,609)	$(5,109,315)	$(3,055,294)

(1) Share-based compensation included in compensation	$1,411,011	$848,862	562,149

(2) Share-based compensation included in consulting fees	$-	$178,978	(178,978)

Revenues

Software services revenue was $1.3 million during the three months ended March 31, 2014, an increase of $0.7 million from $0.6 million during the three months ended March 31, 2013 (the “prior period”). The increase was due to primarily to an increase in the number of customers and units contributing to revenue during the current period. Customers and units contributing to revenue totaled 76 and 629, respectively, at March 31, 2014 compared to 25 and 351, respectively, at March 31, 2013. QuantX and our affiliated customers accounted for 75% of our software services revenue during the three months ended March 31, 2014, and 7% of our customers and 68% of our units contributing to revenue at March 31, 2014. During the fourth quarter of 2013, we entered into a $1.0 million annual contract with QuantX for an enhanced version of our LiquidMetrics® platform, and we started charging customers for their use of market data services, both of which added to the increase in software services revenue during three months ended March 31, 2014. Revenue generated from market data services totaled $0.1 million for the three months ended March 31, 2014.

On June 1, 2013, the Company ceased the over-the-counter brokerage operations of LPS and Futures. As a result, we are not currently generating brokerage revenue.

Cost of Revenues, Gross Profit and Gross Margin

Cost of revenues for software services was $0.6 million during the three months ended March 31, 2014, an increase of $0.3 million from $0.3 million in the prior period. The increase was directly attributable to the increase in our revenue, as the need to grow our company in order to support the implementation of new customers and the continued support of existing customers led to increases in payroll and consulting costs that are allocated to cost of revenues. Additionally, costs related to market data, a service that we started charging customers for in the fourth quarter of 2013, contributed to the overall increase in cost of revenues for software services. The costs related to market data were charged to those customers utilizing this service at no profit to the Company. Gross profit and gross margin related to software services revenue during the three months ended March 31, 2014 was $0.7 million and 53.2%, respectively, compared to $0.3 million and 53.9%, respectively, in the prior period.

On June 1, 2013, the Company ceased the over-the-counter brokerage operations of LPS and Futures. As a result, we are not currently incurring any cost of revenues relating to brokerage activities.

Operating Expenses

Total operating expenses were $8.9 million during the three months ended March 31, 2014, an increase of $3.0 million from $5.9 million in the prior period. The increase was due primarily to increases in compensation, professional fees and computer related and software development costs.

Compensation expense was $3.6 million during the three months ended March 31, 2014, an increase of $1.6 million from $2.1 million in the prior period. Excluding share-based compensation, compensation expense was $2.2 million, an increase of $1.0 million from $1.2 million in the prior period. The increase was due primarily to the increase in overall headcount from the prior period. Share-based compensation included in compensation expense was $1.4 million during the three months ended March 31, 2014 compared to $0.8 million in the prior period. The prior period amount was comprised predominantly of share-based compensation awarded to our founders, our board members as consideration for agreeing to serve as members of our board, and other transactions in our equity prior to our IPO.

Consulting fees were $0.2 million during the three months ended March 31, 2014, a decrease of $0.1 million from $0.3 million in the prior period. Excluding share-based compensation, which was only reported in the prior period, consulting fees increased $0.1 million. Share-based compensation included in consulting fees was $0.2 million during the prior period and was for equity we granted to consultants as payment for services rendered to us. In addition, the sale of our stock to strategic partners and consultants at below fair value also resulted in charges to share-based compensation. We anticipate an eventual decline in our use of consulting services as we hire employees to handle these functions internally.

Depreciation and amortization was $1.8 million during the three months ended March 31, 2014, a slight decrease from the prior period. The slight decrease was due primarily to certain intangible assets that became fully amortized at December 31, 2013 and, therefore, no amortization of these intangible assets was recorded during the three months ended March 31, 2014. Offsetting this current period decrease, in part, was an increase in depreciation due to the increase in our property and equipment subsequent to the prior period.

Professional fees were $1.0 million during the three months ended March 31, 2014, an increase of $0.4 million from $0.6 million in the prior period. The increase was due primarily to costs incurred in connection with our company being publicly traded as of July 2013, costs incurred in strengthening our infrastructure, and marketing fees to enhance our brand recognition.

Rent expense was $0.4 million during the three months ended March 31, 2014, an increase of $0.1 million from $0.3 million in the prior period. The increase was due primarily to higher rent from the lease of our corporate headquarters effective December 6, 2013 and one month of rent for new space leased for certain back-office operations (see Note 6 to the condensed consolidated financial statements).

Computer related and software development costs were $1.0 million during the three months ended March 31, 2014, an increase of $0.6 million from $0.4 million in the prior period. The increase was due primarily to research and development costs for our software which totaled $0.8 million during the three months ended March 31, 2014 compared to $0.3 million in the prior period. Additionally, increased software licensing and maintenance fees during the current period contributed to the increase.

Other expenses were $0.8 million during the three months ended March 31, 2014, an increase of $0.4 million from $0.4 million in the prior period. The increase was due to higher travel and advertising costs incurred by our sales and marketing team in an effort to increase our customer base. Additionally, insurance costs increased during the current period due, in part, to us now being a publicly traded company.

Non-Operating Income (Expense)

Total non-operating income was $4,301 during the three months ended March 31, 2014 compared to an expense of $24,742 in the prior period. The expense in the prior period was the result of the remeasurement of a contingent consideration payable related to our July 31, 2012 acquisition of Fundsolve which resulted in a loss of $34,619. This loss was offset, in part, by interest income during the prior period.

Income Tax Benefit

The income tax benefit during the three months ended March 31, 2014 was $0 compared to $0.1 million in the prior period. We recorded a full valuation allowance during the three months ended March 31, 2014 as a result of analyzing the recoverability of our recorded deferred tax assets. As previously noted, on July 24, 2013, we reorganized as a corporation from a limited liability company and are now subject to federal and state taxes. During the prior period, and up to the date of reorganization, we were only subject to the New York City Unincorporated Business Tax.

Liquidity and Capital Resources

Overview

At March 31, 2014 and December 31, 2013, our cash and cash equivalents of approximately $2.3 million and $8.5 million, respectively, were held for working capital purposes. Our operations have historically been financed through private sales of our equity securities and, more recently, proceeds from our IPO. On July 31, 2013, we closed our IPO, in which we sold 3,175,000 shares of our common stock at a public offering price of $9.00 per share. We received net proceeds in the IPO of approximately $17.3 million after deducting underwriting discounts and commissions of approximately $2.6 million and offering related expenses of approximately $8.7 million.

We have had significant operating losses during the period from our inception on April 24, 2012, through the three months ended March 31, 2014. We have financed our operations during this time primarily through capital markets transactions. We anticipate that our existing capital resources, including availability under our $3.75 million Revolving Promissory Notes (see Note 5 to the condensed consolidated financial statements) from Brian Ferdinand, one of the founders of the Company, and Douglas J. Von Allmen, a significant stockholder in the Company (totaling $7.5 million in the aggregate), cash flows from operations, and cost reduction initiatives, will be adequate to satisfy our liquidity requirements through March 2015. However, our future liquidity requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our software. Subsequent to the balance sheet date, we filed a Registration Statement on Form S-1 with the SEC in which we seek to sell shares of our common stock in a follow-on public offering (the “Follow-on Offering”). If the Follow-on Offering does not occur or is not completed at a sufficient offering size or public offering price, and available liquidity is not sufficient to meet our operating obligations as they come due and execute our business strategy, management’s plans include pursuing alternative financing arrangements or further reducing expenditures as necessary to meet the Company’s cash requirements through March 2015. There can be no assurance that we will be able to raise additional capital in the Follow-on Offering or, if required, obtain additional alternative financing, or reduce discretionary spending to provide the required liquidity for us to meet our obligations and execute our business strategy. If we are unable to raise additional capital, obtain additional alternative financing, or reduce discretionary spending when desired or needed, our business, operating results, liquidity and financial condition would likely be materially and adversely affected. On May 2, 2014, we borrowed $1.0 million under the Revolving Promissory Note with Mr. Von Allmen for working capital and general corporate purposes.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

Net cash used in operating activities	$(5,826,651)	$(2,665,938)
Net cash provided by (used in) investing activities	(292,562)	2,157,235
Net cash provided by financing activities	-	3,300,000
Effect of exchange rate changes on cash and cash equivalents	(30,691)	(5,179)
Net increase (decrease) in cash and cash equivalents	$(6,149,904)	$2,786,118

Cash Flows from Operating Activities

Net cash used in operating activities totaled $5.8 million during the three months ended March 31, 2014. The net cash used resulted from our net loss of $8.2 million and a negative net change in our operating assets and liabilities of $1.0 million offset, in part, by non-cash charges of $3.3 million. The net loss was the result of significant expenses we continued to incur as a startup business and in now being a public company. Included in non-cash charges was $1.4 million in share-based compensation expense. The net change in our operating assets and liabilities was due primarily to a reduction in our accounts payable and accrued expenses of $0.7 million coupled with an increase in our accounts receivable of $0.3 million. The increase in net cash used in operating activities during the three months ended March 31, 2014 compared to the prior period was due primarily to an increased spend in compensation (excluding non-cash, share-based compensation), professional fees, and research and development costs.

Net cash used in operating activities totaled $2.7 million during the three months ended March 31, 2013. The net cash used resulted from our net loss of $5.1 million and a negative net change in our operating assets and liabilities of $0.4 million offset, in part, by non-cash charges of $2.8 million. The net loss was the result of significant expenses we incurred as a startup business and in our preparation of becoming a public company. Included in non-cash charges was $0.8 million in share-based compensation expense to employees and a member of the Company’s Board of Directors. In addition, there was $0.2 million in share-based compensation expense to consultants, all of which was from the sale of common shares by the Company’s founders that were below fair value. The net change in our operating assets and liabilities was comprised primarily of a $1.8 million increase in direct offering costs relating to our IPO offset, in part, by a $1.5 million increase in accounts payable and accrued expenses incurred in support of start-up activity, which included general operating expenses and costs incurred in the pursuit of ongoing business opportunities.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $0.3 million during the three months ended March 31, 2014 and was due to the purchase of property and equipment.

Net cash provided by investing activities totaled $2.2 million during the three months ended March 31, 2013 and was due to the repayment of the principal balance of $2.3 million on a note due from QuantX offset, in part, by the purchase of property and equipment totaling $0.1 million.

Cash Flows from Financing Activities

There was no cash provided by financing activities during the three months ended March 31, 2014.

Net cash provided by financing activities totaled $3.3 million during the three months ended March 31, 2013 and was the result of proceeds from the private sales of our equity securities.

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

SEC Rule 15c3-1 requires that certain SEC registered broker-dealers who do not hold funds or securities for, or owe money or securities to, customers but who engage in dealer activities maintain a net capital of at least $100,000. The $100,000 net capital requirement is only a minimum or floor and LPS will generally be required to maintain net capital in excess of $100,000. Determining the amount of net capital that LPS must maintain involves, in part, a leverage/ratio limit of the broker-dealer’s “aggregate indebtedness” (total money liabilities arising from securities transactions, subject to certain exceptions) to ensure that aggregate indebtedness does not exceed 15 times the broker-dealer’s net capital. Certain broker-dealers are subject to net capital requirements imposed by FINRA that are higher than those required under SEC Rule 15c3-1. With the foregoing in mind, LPS, our SEC registered broker-dealer subsidiary, which does not hold funds or securities for customers, is required to maintain a net capital of at least $100,000. As of March 31, 2014 and December 31, 2013, LPS maintained a net capital of approximately $258,000 and $292,000, respectively.

Effective February 12, 2014, Futures was merged into LPS, with LPS remaining as the surviving entity and, as a result, Futures is no longer subject to minimum net capital requirements. Prior to this merger, Futures operated as an independent introducing broker and was required to maintain $45,000 of net capital in accordance with CFTC Regulation 1.17 which requires independent introducing brokers to maintain an adjusted net capital of at least $45,000, or some greater amount as determined under CFTC Regulation 1.17(a)(1)(i). As of December 31, 2013 Futures maintained a net capital of approximately $85,000.

FCA regulations require broker-dealers to maintain minimum regulatory capital of €50,000. As an FCA regulated broker-dealer, Institutional, our U.K. subsidiary, is required to maintain €50,000 of minimum regulatory capital, which is reported to the FCA in British Pounds. As of March 31, 2014 and December 31, 2013, Institutional maintained regulatory capital of approximately $221,000 and $204,000, respectively (or approximately €161,000 and €148,000, respectively). We intend to wind up the business of Institutional.

With respect to capital contributions, our broker-dealer subsidiaries are permitted, subject to FINRA approval, to finance operations and satisfy regulatory capital requirements by using the proceeds from loans subject to agreements in accordance with SEC Rule 15c3-1d by which, among other things, the lenders subordinate their claims for repayment of the loan to the claims of the broker-dealer and other creditors of the broker-dealer (a subordinated loan agreement). The proceeds for such loans are cash or, in the case of a secured demand note, are collateralized by either cash and/or securities that are freely transferable and may be publicly offered and sold without registration under the Securities Act. If a broker-dealer subsidiary enters into such a satisfactory subordination loan agreement in accordance with SEC Rule 15c3-1d (with respect to LPS), the broker-dealer may be restricted or limited in its ability to repay any such subordinated loan. Subordinated loans must generally remain outstanding (and, thus, not be repaid) for at least one year from the time of borrowing, and in certain cases require the approval of FINRA to be repaid prior to maturity, which FINRA may withhold. In addition, broker-dealers are generally limited in the amount of their capital that may be financed through satisfactory subordinated loans.

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

Contractual Obligations and Commitments

Primary contractual obligations at March 31, 2014 are payments under operating leases and a consulting agreement. The following summarizes our material contractual obligations and commitments at March 31, 2014 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
Operating leases (1)	$13,069	$1,339	$2,927	$3,046	$5,757
Consulting agreement (2)	25	25	-	-	-

	$13,094	$1,364	$2,927	$3,046	$5,757

(1)	Consists of contractual obligations from non-cancellable office space under operating leases.

(2)	Represents a twelve-month consulting agreement with Mr. Richard Schaeffer, one of the founders of the Company and a former member of our Board of Directors, effective June 3, 2013, whereby Mr. Schaeffer will provide relationship management and sales and marketing services to us.

Clearing Agreement

On October 8, 2013, LPS entered into a Clearing Agreement with Goldman Sachs Execution & Clearing, L.P. (“GSEC”). Under this agreement, GSEC will execute and settle transactions for accounts of LPS and of the customers introduced by LPS to GSEC. In addition, GSEC will provide transaction execution and clearing services and related carrying services on a fully disclosed basis for these accounts. On or before the establishment of any such accounts, LPS will deposit cash, securities, or a combination of both, having a market value of $1.0 million with GSEC. As of the date of this Quarterly Report on Form 10-Q, no accounts have been established at GSEC and, therefore, LPS has not been required to make the $1.0 million deposit.

Revolving Promissory Notes

On February 26, 2014, we executed a Revolving Promissory Note with each of our two largest stockholders, Brian Ferdinand (also one of our founders and formerly the Vice Chairman of our Board of Directors and Head of Corporate Strategy) and Douglas J. Von Allmen (each, a “Note” and collectively, the “Notes”). Under each Note, we may borrow, and the lender has committed to lend, up to a principal amount of $3,750,000 on a revolving basis ($7,500,000 in the aggregate under the Notes), with interest payable quarterly on any amounts borrowed at a rate of 4% per annum. Any amounts borrowed under the Notes are repayable at maturity on April 30, 2015 and are optionally repayable at any time without the payment of any premium or penalty. We agreed to pay a commitment fee on any undrawn amounts at a rate per annum equal to 0.50%, payable quarterly. The Notes contain certain customary covenants, including covenants relating to our ability to incur indebtedness and make restricted payments, and provide for certain customary events of default. We may terminate the commitment under the Notes at any time. On May 2, 2014, we borrowed $1,000,000 under the Note with Mr. Von Allmen for working capital and general corporate purposes.

On March 6, 2014, Douglas J. Von Allmen executed a Personal Guaranty Agreement (the “Personal Guaranty”) with us whereby Mr. Von Allmen will guarantee the funding of loans pursuant to the $3,750,000 Note entered into between Brian Ferdinand and us (see above). If Mr. Ferdinand fails to fund any amount when due, Mr. Von Allmen agrees to promptly pay the unpaid amount to us based on the terms and conditions of the Note. In turn, Mr. Von Allmen shall take by subrogation all of Mr. Ferdinand’s rights under the Note with respect to any amounts funded by Mr. Von Allmen. As consideration for the Personal Guaranty, we agreed to pay Mr. Von Allmen a fee equal to 0.50% per annum on the guaranteed amount of $3,750,000.

Consulting Agreement

On April 18, 2014, Brian Ferdinand tendered his resignation as Vice Chairman and a member of the Board of Directors of the Company as well as his position as Head of Corporate Strategy. Mr. Ferdinand’s resignation was not due to any disagreement with the Company, the Board or the Company’s management.

In connection with Mr. Ferdinand’s resignation, the Company entered into a two-year consulting agreement (the “Consulting Agreement”) with Ferdinand Trading, LLC, an entity controlled by Mr. Ferdinand. Pursuant to the Consulting Agreement, Mr. Ferdinand will be assisting with business development efforts; developing strategy for product development, marketing, partnerships and mergers and acquisitions; and providing support to the sales and marketing team, including client introduction. The Company will pay an annual fee of $450,000, payable in monthly increments, for such services. The Company has also agreed to reimburse Mr. Ferdinand for his health insurance premiums for up to eighteen months. The payments due Mr. Ferdinand under the Consulting Agreement are not in the Contractual Obligations and Commitments table above as it was executed after March 31, 2014.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent liabilities at the date of our financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the notes to our audited consolidated financial statements for the year ended December 31, 2013, which are contained in our Annual Report on Form 10-K as filed with the SEC on March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rates, foreign currency exchange rates and inflation.

Interest Rate Risk

We had cash and cash equivalents of approximately $2.3 million and $8.5 million as of March 31, 2014 and December 31, 2013, respectively. This amount was held primarily in cash deposits and money market funds and is held for working capital purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition, liquidity or our results of operations.

Foreign Currency Exchange Rate Risk

 Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations and comprehensive loss. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As a result, we believe we currently have limited exposure to foreign currency exchange rates and, therefore, we currently do not intend to enter into foreign currency hedging transactions. If our foreign operations increase, our exposure to foreign currency exchange rate fluctuations may increase and we could, if we deemed appropriate, enter into foreign currency hedging transactions to help mitigate such exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to our IPO, which closed on July 31, 2013, we were a private company with limited accounting personnel to adequately execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our audited financial statements for the period from April 24, 2012 through December 31, 2012 as well as the year ended December 31, 2013, our independent registered public accounting firm identified and communicated three material weaknesses in our internal controls over financial reporting to our Board of Directors. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The three material weaknesses related to our lack of: (i) internal controls and sufficient personnel to identify, analyze, record and report the accounting effects of the terms of agreements and contracts in accordance with U.S. GAAP; (ii) internal controls to safeguard and archive records to support amounts recorded in the financial statements; and (iii) policies, procedures and controls to identify, authorize, approve, monitor and account for and disclose related party transactions and arrangements, including those transactions outside the normal course of business, in the financial statements in accordance with U.S. GAAP. These material weaknesses resulted in audit adjustments to our consolidated financial statements, for the period from April 24, 2012 through December 31, 2012, that were identified by our independent registered public accounting firm.

We have been taking steps and plan to take additional steps to remediate the underlying causes of our material weaknesses, primarily through the development and implementation of formal policies, improved processes, upgraded financial accounting systems and documented procedures, as well as the hiring of additional finance personnel. We hired a Chief Financial Officer in September 2012, an Accounting Manager and a General Counsel in March 2013, and a Controller in April 2013, with the appropriate knowledge, experience and ability to fulfill our obligations to comply with the accounting, reporting and other requirements applicable to public companies. In addition, we are in the process of implementing a new general ledger system that we expect will become operational in 2014, which we believe will enhance our internal controls and reporting capabilities once fully utilized. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating these material weaknesses.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses discussed above and the fact that these identified material weaknesses are still in the process of being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our condensed consolidated financial statements. Our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the year ending December 31, 2014. We are an “emerging growth company” under the Jumpstart Our Business Startups (JOBS) Act. Our independent public registered accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for so long as we are an “emerging growth company.”

Changes in Internal Control over Financial Reporting

Except for the ongoing implementation of steps to remediate the material weaknesses identified above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may periodically be involved in litigation and various legal matters, including proceedings relating to regulatory matters. Such matters are subject to many uncertainties and outcomes that are not predictable.

The Company is a defendant in an action filed on July 23, 2013 in the Supreme Court of The State of New York by two individuals (the “OTC Parties”) who were involved in the establishment and operation of the over-the-counter brokerage operations of LPS and Futures, which ceased operating on June 1, 2013. Also named as defendants are one of the Company’s subsidiaries, LPH, and Brian Ferdinand, the Company’s former Vice Chairman and Head of Corporate Strategy (together with the Company and LPH, the “Liquid Defendants”). The complaint alleges fraudulent inducement, breach of contract and unjust enrichment and seeks specified damages of up to $3 million and other compensatory and punitive damages in an amount to be determined at trial, as well as such other further relief as the court deems just, proper and equitable under the circumstances. On September 13, 2013, the Liquid Defendants filed a motion to dismiss the complaint against all of the defendants on a number of grounds. Oral argument on the motion has been heard and the parties are waiting for the Court to issue a decision. On October 3, 2013, the Company filed suit against the OTC Parties on the grounds that that their use of the name “LPS Partners Inc.” for their new company is improper and will confuse LPS’s customers. The OTC Parties have answered the complaint and denied the allegations.

The Company believes that the claims alleged by the OTC Parties are without merit, and intends to defend such claims vigorously. At this point, the Company is unable to develop a meaningful estimate of reasonably possible loss in connection with these claims due to a number of factors, including (i) the early stage of the matter, (ii) the uncertainty as to the outcome of the pending motion to dismiss, and (iii) the presence of significant factual issues that would need to be resolved. Legal proceedings are inherently uncertain, and we cannot assure you that an adverse decision in this dispute would not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations. Furthermore, the Company does not expect its directors’ and officers’ insurance carrier to compensate the Company for losses relating to this dispute.

On March 11, 2014, the Company received a letter from counsel for a former employee claiming that the Company and certain other parties were responsible for paying the former employee stock compensation in the amount of $500,000 in consideration for services provided to one of the Company’s subsidiaries, Liquid Partners, LLC (then known as Centurion Capital Group, LLC). The time period when these services are alleged to have been provided is prior to both the Company’s acquisition of Liquid Partners, LLC as well as the actual period of the former employee’s employment by the Company. The Company believes that the claims alleged by this former employee are without merit and intends to defend such claims vigorously. In addition, the Company believes that it would be entitled to indemnification from the parties from whom the Company acquired its interests in Liquid Partners, LLC for any losses with respect to such former employee’s claims.

The Company is not currently subject to any other pending or, to its knowledge, threatened legal proceedings that it expects could have a material impact on its condensed consolidated financial statements.

Item 1A.  Risk Factors

As of March 31, 2014, except as set forth below, there were no material changes to our Risk Factors from those described in Part 1, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Business and Our Industry

We have generated very little revenue and have experienced significant net losses and negative cash flows from operations to date, and may not be able to generate meaningful revenue, operate profitably or generate positive cash flows on a consistent basis or at all.

We have generated very little revenue to date. From April 24, 2012, the date on which we commenced operations, through December 31, 2012, we generated revenue of $2.3 million (of which $1.3 million related to the over-the-counter brokerage operations of certain of our subsidiaries which we ceased on June 1, 2013 and only $1.0 million related to software subscription fees, which included revenue of $365,606 related to messaging services which we terminated on December 31, 2012), incurred a net loss of $38.2 million and had negative cash flows from operations of $6.4 million. For the year ended December 31, 2013, we generated revenue of $4.8 million (of which $1.9 million related to over-the-counter brokerage operations), incurred a net loss of $46.6 million and had negative cash flows from operations of $13.9 million. For the quarter ended March 31, 2014, our total revenues were $1.3 million, we incurred a net loss of $8.2 million and had negative cash flows from operations of $5.8 million. We anticipate that our operating expenses will increase for the foreseeable future as we continue to enhance our product and service offerings, broaden our customer base, expand our operations, hire additional employees, continue to develop our technology and operate as a publicly traded company. Our expenses may be greater than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. We incurred non-cash expense charges of approximately $21.1 million and $1.4 million for the year ended December 31, 2013 and quarter ended March 31, 2014, respectively, related to transactions in our equity. Our revenue growth may slow or our revenue could decline for a number of reasons, including less demand for our products or services than we anticipate, competition, our failure to capitalize on growth opportunities or other factors. If we are unable to meaningfully increase our revenue, we may not be able to operate profitably or generate positive cash flows on a consistent basis, or at all. If we are unable to effectively address these risks and challenges as we encounter them, we could be materially and adversely affected and our stock price could decline significantly.

We depend on our proprietary technology. Any inability by us to maintain a technological advantage over our competitors could materially and adversely affect us and cause our stock price to decline significantly.

Our success depends on our proprietary technology, which has taken several years to develop and which we believe provides us with a competitive advantage. If our technology becomes more widely adopted in the marketplace, competitors may seek to develop similar or competing technologies, which could adversely affect our business. We have filed an omnibus utility patent application with the U.S. Patent and Trademark Office, or USPTO, containing claims directed to our integrated technology platform. We are in the process of addressing certain issues and prior art references raised by the USPTO in a PTO non-final office action in connection with our patent application. We also have filed an international patent application under the Patent Cooperation Treaty containing claims that are similar to those contained in the patent application filed with the USPTO, and we will similarly need to address certain issues raised by the International Searching Authority to which our international patent application was assigned before any foreign patents can be issued. We cannot assure you that we will succeed in overcoming any of the issues raised by the USPTO or the International Searching Authority, or that any U.S. or foreign patents will ever issue in respect of these or any other patent applications we may file. Adoption or development by competitors of similar or more advanced technologies may require that we devote substantial resources to the development of more advanced or different technology to remain competitive. The markets in which we compete are characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. Although we believe we are at the forefront of these developments, we may not be able to keep up with changes in the future, develop new technology, realize a return on amounts invested in developing new technologies or remain competitive in the future, any of which could materially and adversely affect us and cause our stock price to decline significantly.

We currently have a limited number of customers, most of which to date have been generated as a result of pre-existing relationships of these customers with our founders and entities related to them. We may not be successful in attracting new customers. In addition, the loss of or events affecting one or more of our customers could materially and adversely affect us and cause our stock price to decline significantly.

Because we are a new company, our current customer base is relatively small. For the period from April 24, 2012, the date we commenced operations, through December 31, 2012, a single customer, QuantX, a multi-strategy principal-only trading firm that is a related party as a result of certain past or present relationships with our founders and certain persons who may be deemed to be affiliates of the Company, represented 34% of our total revenues and 75% of our software services revenues. In addition, for the period from April 24, 2012 through December 31, 2012, all related parties, including QuantX, represented 38% of total revenues and 86% of our software services revenues. For the year ended December 31, 2013, QuantX represented 44% of our total revenues and 72% of our software services revenues. In addition, all related parties, including QuantX, represented 51% of total revenues and 83% of our software services revenues for the year ended December 31, 2013. For the quarter ended March 31, 2014, QuantX represented 74% of our total revenues and all related parties, including QuantX, represented 75% of total revenues. To date, most of our customers have been sourced through relationships with our founders and their respective affiliated or acquired entities. We cannot assure you that we will be successful in developing a material customer base that is sourced from other channels such as our sales force or strategic partnerships. Furthermore, our customers operate in the volatile global financial markets and are influenced by a number of factors outside of their control, including rising interest rates, inflation, the availability of credit, issues with sovereign and large institutional obligors, changes in laws and regulations, terrorism and political unrest or uncertainty, among others. As a result, any of our customers may go out of business unexpectedly. In addition, these customers may decide to no longer use our products and services for other reasons which may be out of our control. The loss of or events affecting any one or more of these customers could materially and adversely affect us and cause our stock price to decline significantly.

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

In light of the identified material weaknesses discussed above and the fact that these identified material weaknesses are still in the process of being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have not performed an evaluation of our internal control over financial reporting, as contemplated by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional control deficiencies, including additional material weaknesses and significant deficiencies, may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an “emerging growth company,” we will be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an “emerging growth company.”

We depend on our senior management team and the loss of one or more key employees, the failure of new executive officers to integrate with our management team or our failure to attract and retain other highly qualified personnel in the future, could have a negative impact on our business.

Our success depends largely on the efforts and abilities of the key members of our senior management team, including our Chief Executive Officer, Brian Storms, and our Chief Financial Officer, Kenneth Shifrin, as well as our Chairman of the Board, Victor Simone, Jr. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business. We are also dependent on the efforts of our team of technology professionals, and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in the technology industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully. In addition, we may be unable to attract and retain qualified management and personnel in the future, including in relation to any diversification of our product and service offerings into new asset classes and/or new geographic locations.

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

Any one of the factors above or the cumulative effect of some or all of the factors referred to above may result in significant volatility in our financial and other operating results. This variability and unpredictability could result in our failure to meet our revenue or other operating results expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, our stock price could decline significantly and we could face costly lawsuits, including securities class action suits.

We rely on revenue from subscription fees. Because we will recognize revenue from subscription fees over the term of the relevant service period, downturns or upturns in sales may impact our future operating results.

For the period from April 24, 2012 to December 31, 2012 and the year ended December 31, 2013, 56% and 39%, respectively, of our revenues were attributable to commissions and fees from broker-dealer operations, while 44% and 61%, respectively, came from subscription fees, primarily from QuantX, a related party as a result of past or present relationships with our founders and certain persons who may be deemed to be affiliates of the Company. Prospectively, however, we expect to be more dependent on subscription fees in light of the nature of our business and in light of our cessation of the over-the-counter brokerage operations of LPS and Futures on June 1, 2013. For example, 91% of our revenue in the quarter ended March 31, 2014 was attributable to software subscription fees with the balance attributable to market data services, a service related to our subscription contracts. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customer satisfaction with our products and services, the price of our products and services, the quality, ease of use and prices of products and services offered by our competitors and reductions in our customers’ or potential customers’ spending levels. Furthermore, our customers generally have no contractual obligation to renew their contracts after the initial contract term. We have limited historical data with respect to rates of customer renewals, so we may not be able to accurately predict future renewal trends. If our sales of new or renewal subscription contracts decline, our future revenue and revenue growth may decline and our business may suffer.

Additional impairment of goodwill or intangible assets in our financial statements could adversely affect our financial position and results of operations.

As of December 31, 2012, December 31, 2013 and March 31, 2014, we had goodwill of $13.2 million as of all dates and intangible assets of $18.7 million, $11.5 million and $9.8 million, respectively, which together represented 76%, 68% and 80%, respectively, of our total assets as of such date. We do not amortize goodwill and intangible assets with indefinite useful lives; rather, such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. During the period ended December 31, 2012, we recognized $1.6 million of goodwill and intangible asset impairments as a result of valuations to determine the fair value of Liquid Partners. With respect to the LiquidTradeSM software, certain negative events could occur which could result in an impairment loss. Such potential negative events could relate to: (1) revenue generated and the acceptance of the software in the marketplace, (2) the research and development expenses required to maintain and develop future versions of the software, (3) the life cycle of the software becoming shorter or longer than anticipated based on changing market and competitive conditions, and (4) changes to the expected cash flow due to macroeconomic and industry factors. Significant revenue growth resulting in a significant increase in cash flows will be necessary to support the recoverability of the carrying value of the LiquidTradeSM software. If there is not a significant increase in cash flows related to the LiquidTradeSM software, an impairment charge is reasonably likely. In the future, we may be required to take additional charges to our operating results if we experience further impairments, which would adversely affect our financial position and our results of operations. Since our growth strategy will likely involve the acquisition of other businesses, assets or technologies, we may record additional goodwill and intangible assets in the future. The possible write-off of this goodwill and intangible assets could harm our financial position and results of operations.

We may be unable to obtain patent rights that effectively protect our integrated technology platform and our other intellectual property rights may not be sufficient to effectively protect our products and technology, which could subject us to increased competition that could negatively impact our business.

To date, we have not been issued any patents in respect of our technology platform. We rely, and expect to continue to rely, on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our products and technology. We have filed and are currently pursuing a utility patent application with the USPTO containing claims that covers certain aspects of our integrated technology platform, and we have also filed international patent application under the Patent Cooperation Treaty containing claims similar to those contained in the patent application filed with the USPTO. However, before any patent can issue in respect of our U.S. patent application, we will need to, among other things, address certain issues and prior art references raised by the USPTO in a PTO non-final office action. While we believe that the prior art claims are distinguishable, we cannot be certain that we were the first to make the inventions claimed in our pending U.S. patent application or that we were the first to file for patent protection. We will similarly need to address certain issues raised by the International Searching Authority before any foreign patents can be issued. We cannot assure you that we will succeed in overcoming any of the issues raised by the USPTO or the International Searching Authority, or that any U.S. or foreign patents will ever issue in respect of our pending U.S. and international patent applications or any other patent applications we may file. We will continue to evaluate our technology to identify patentable inventions and, if appropriate, file patent applications to cover such inventions. Even if we are successful in obtaining patents in respect of our technology platform, we cannot assure investors that the claims allowed on any patent that does issue will be sufficiently broad to effectively protect our technology platform. Any patent that issues on our pending applications and any other issued patents that we may obtain may be challenged, invalidated or circumvented, and any rights granted under any patent we may obtain may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. If we are unable to show that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection, a patent may not issue on our pending patent applications or any patent that does issue may be invalidated following issuance. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to continue pursuing our pending patent application (or any future patent applications that we may file) at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain categories of software patents. As a result, we may not be able to obtain adequate patent protection for our software or effectively enforce any patents that issue in the future that cover our software.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our stock price has been, and is likely to continue to be, volatile. After shares of our common stock were sold in our initial public offering in July 2013 at a price of $9.00 per share, the sales price of our stock has ranged from a high of $10.30 to a low of $2.74 through May 8, 2014. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in our stock price include the following:

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

Any future issuances or sales of a substantial number of shares of our common stock in the public market, or the perception that these issuances or sales could occur, could adversely affect our stock price and may make it more difficult for an investor to sell common stock at a time and price that such investor deems appropriate. As of May 8, 2014, we had 24,842,093 outstanding shares of common stock.

Persons who may be affiliates of ours and who may be deemed to beneficially own 13,867,380, or approximately 56%, of the outstanding shares of our common stock as of May 8, 2014 are parties to a registration rights agreement, under which they have the right, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, from time to time we may add additional parties to this registration rights agreement or enter into additional registration rights agreements. All shares of our common stock held by our stockholders at the time of our initial public offering were “restricted securities” as defined in Rule 144. These restricted securities were issued and sold by us in reliance on exemptions from the registration requirements of the Securities Act. At this time, we estimate that all of these shares (other than 361,880 shares that may have been transferred in a manner whereby the recipient received restricted securities) may be sold in the public market pursuant to an exemption from registration, such as Rule 144 or Rule 701 under the Securities Act, subject in certain cases to our continuing compliance with the current public information requirements of Rule 144 and, in the case of our affiliates, subject to volume limitations, manner of sale restrictions and other limitations applicable to such sales. We have also registered on two registration statements on Form S-8 the offer and sale or resale of the shares of common stock that we may issue or have issued under our equity compensation plan.

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

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and NASDAQ. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. As of December 31, 2012 and 2013, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. See the information under the heading “— If we fail to remediate our material weaknesses and deficiencies in our internal control over financial reporting or we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected, our reputation could be harmed and our stock price could decline significantly.”

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Certificate of Incorporation of Liquid Holdings Group, Inc., dated July 24, 2013 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form S-1/A filed on July 24, 2013).

3.2	Bylaws of Liquid Holdings Group, Inc., dated July 24, 2013 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form S-1/A filed on July 24, 2013).

4.1	Specimen Common Stock Certificate of Liquid Holdings Group Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed on July 24, 2013).

10.1	Revolving Promissory Note, dated February 26, 2014, between Liquid Holdings Group Inc. and Brian Ferdinand (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2014)

10.2	Revolving Promissory Note, dated February 26, 2014, between Liquid Holdings Group, Inc. and Douglas J. Von Allmen (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2014)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liquid Holdings Group, Inc.
(Registrant)

Date: May 13, 2014	/s/ Kenneth D. Shifrin
Kenneth D. Shifrin
Chief Financial Officer
(Principal Financial and Accounting Officer)

