Form 10-Q
period 2014-06-30
Liquid Holdings Group, Inc.
filed 2014-08-14
CIK 1562594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number 001-36024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

As of August 8, 2014, there were 60,056,881 shares of the Registrant’s common stock outstanding.

1

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$35,964,925	$8,473,847
Notes receivable from related parties	199,943	-
Accounts receivable, net of allowance for doubtful accounts of $21,568 and $5,814	437,498	425,196
Prepaid expenses and other current assets	369,571	388,612
Total current assets	36,971,937	9,287,655

Property and equipment, net	1,223,533	867,758

Other assets:
Notes receivable from related parties	458,095	-
Due from related parties	-	659,030
Deposits	611,595	540,653
Other intangible assets, net of amortization of $13,464,169 and $9,976,790	8,018,473	11,505,853
Goodwill	13,182,936	13,182,936
Total other assets	22,271,099	25,888,472

TOTAL ASSETS	$60,466,569	$36,043,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$925,877	$3,503,590
Deferred income	-	4,350
Total current liabilities	925,877	3,507,940

Long-term liabilities:
Deferred rent	225,512	20,536

Total liabilities	1,151,389	3,528,476

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 60,044,083 and 24,486,388
shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	6,004	2,448
Additional paid-in capital	159,681,156	118,510,671
Accumulated deficit	(99,304,970)	(84,857,911)
Treasury stock, at cost, 121,674 shares at June 30, 2014 and December 31, 2013	(1,029,078)	(1,029,078)
Accumulated other comprehensive loss	(37,932)	(110,721)
Total stockholders’ equity	59,315,180	32,515,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,466,569	$36,043,885

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Software services	$1,541,537	$667,159	$2,823,869	$1,283,771
Brokerage activities	-	726,795	-	1,872,647
	1,541,537	1,393,954	2,823,869	3,156,418

Cost of revenues (exclusive of items shown separately below):
Software services	602,333	311,536	1,202,463	595,576
Brokerage activities	-	500,945	-	1,248,192
	602,333	812,481	1,202,463	1,843,768
Gross profit	939,204	581,473	1,621,406	1,312,650

Operating expenses:
Compensation	2,276,785	6,809,735	5,926,024	8,863,191
Consulting fees	449,584	11,636,855	671,209	11,961,084
Depreciation and amortization	1,792,613	1,824,903	3,570,985	3,649,245
Professional fees	263,038	425,591	1,255,702	1,002,138
Rent	437,171	316,627	866,217	607,321
Computer related and software development	1,417,983	595,508	2,438,295	1,031,160
Other	580,420	741,776	1,340,274	1,124,581
Total operating expenses	7,217,594	22,350,995	16,068,706	28,238,720
Loss from operations	(6,278,390)	(21,769,522)	(14,447,300)	(26,926,070)

Non-operating income (expense):
Unrealized loss on contingent consideration payable	-	(9,510)	-	(44,129)
Interest and other, net	(4,060)	(388)	241	9,489
Total non-operating income (expense)	(4,060)	(9,898)	241	(34,640)
Loss before income taxes	(6,282,450)	(21,779,420)	(14,447,059)	(26,960,710)
Income tax benefit	-	(112,231)	-	(184,206)
Net loss	(6,282,450)	(21,667,189)	(14,447,059)	(26,776,504)
Other comprehensive income (loss):
Foreign currency translation	111,149	2,359	72,789	16,918
Total comprehensive loss	$(6,171,301)	$(21,664,830)	$(14,374,270)	$(26,759,586)

Basic and diluted loss per share	$(0.15)	$(1.04)	$(0.43)	$(1.31)

Weighted average number of common shares outstanding during the period - basic and diluted	42,600,567	20,873,494	33,622,352	20,422,326

Supplemental Information to the Condensed Consolidated Statements of Operations and Comprehensive Loss
Software services revenues from related parties	$968,380	$552,020	$1,925,859	$1,086,053

Software services cost of revenues to related parties	$-	$299,295	$-	$582,513

Share-based compensation included in compensation	$290,278	$4,679,071	$1,701,289	$5,527,933

Share-based compensation included in consulting fees	$-	$11,470,715	$-	$11,649,693

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total

Balance at December 31, 2013	24,486,388	$2,448	$118,510,671	$(84,857,911)	$(110,721)	$(1,029,078)	$32,515,409

Issuance of common shares upon public offering, net of underwriting discount	34,945,000	3,494	40,620,068	-	-	-	40,623,562

Direct costs of public offering	-	-	(1,150,810)	-	-	-	(1,150,810)

Issuance of common shares upon vesting of restricted stock units	612,695	61	(61)	-	-	-	-

Share-based compensation	-	-	1,701,289	-	-	-	1,701,289

Foreign currency translation	-	-	-	-	72,789	-	72,789

Net loss	-	-	-	(14,447,059)	-	-	(14,447,059)

Balance at June 30, 2014 (Unaudited)	60,044,083	$6,004	$159,681,156	$(99,304,970)	$(37,932)	$(1,029,078)	$59,315,180

See accompanying notes to condensed consolidated financial statements.

      LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,447,059)	$(26,776,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on contingent consideration payable	-	44,129
Depreciation and amortization expense	3,570,985	3,649,245
Share-based compensation	1,701,289	5,527,933
Share-based payments for consulting services	-	11,649,693
Other	262,802	32,883
Deferred taxes	-	(184,206)
Changes in operating assets and liabilities:
Accounts receivable	(70,128)	62,647
Deferred offering costs	-	(3,613,876)
Prepaid expense and other current assets	19,041	210,636
Due from related parties	992	-
Security deposit	(70,942)	(62,395)
Accounts payable and accrued expenses	(2,577,713)	2,740,897
Due to related parties	-	(26,387)
Other current liabilities	(4,350)	11,776
NET CASH USED IN OPERATING ACTIVITIES	(11,615,083)	(6,733,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(470,128)	(97,155)
Repayment of note from related party - QuantX Management, LLP	-	2,250,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(470,128)	2,152,845

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting discount	40,623,562	-
Direct costs of public offering	(1,150,810)	-
Proceeds from sales of common shares, net of offering costs	-	3,300,000
Due to related parties	-	250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,472,752	3,550,000

Effect of exchange rate changes on cash	103,537	(3,928)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,491,078	(1,034,612)

CASH AND CASH EQUIVALENTS - Beginning	8,473,847	1,380,078

CASH AND CASH EQUIVALENTS - Ending	$35,964,925	$345,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$14,309	$914
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contingent consideration on Fundsolve acquisition	$-	$(44,129)

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Organization

Liquid Holdings Group, Inc. (the “Company”) provides a next-generation proprietary cloud-based trading and portfolio management solution that seamlessly integrates order and execution management with real-time risk management, reporting, shadow accounting and managed services in a single platform for the financial services community. The Company was originally formed on January 17, 2012 as a Delaware limited liability company under the name Liquid Holdings Group, LLC with the intention of being the holding company to acquire and own a group of companies and ultimately pursue an initial public offering (“IPO”) in the United States. The Company commenced operations on April 24, 2012, the date the founders signed the Company’s operating agreement and agreed to contribute certain entities owned or controlled by them to the Company. On July 24, 2013, the Company reorganized as a Delaware corporation and changed its name to Liquid Holdings Group, Inc. On July 26, 2013, the Company’s common stock began trading on the NASDAQ Global Market under the ticker symbol “LIQD.”

On May 20, 2014, the Company completed a follow-on public offering in which 32,000,000 shares of its common stock were sold at a public offering price of $1.25 per share. On May 27, 2014, the underwriters for this offering purchased an additional 2,945,000 shares of the Company’s common stock at $1.25 per share pursuant to a partial exercise of their over-allotment option. The Company received net proceeds from this offering of approximately $39.5 million after deducting underwriting discounts and commissions of approximately $3.1 million and offering related expenses of approximately $1.1 million.

The Company’s subsidiaries that are included in the consolidation are:

▪	Liquid Futures, LLC (“Futures”) – until February 12, 2014
▪	Liquid Trading Institutional LLP (“Institutional”)
▪	Liquid Partners, LLC – formerly known as Centurion Capital Group, LLC and Centurion Trading Partners, LLC (“Partners”)
▪	Fundsolve Ltd. (“Fundsolve”)
▪	LHG Technology Services Ltd.
▪	Liquid Prime Holdings, LLC (“LPH”) – under which Liquid Prime Services, Inc. (“LPS”) is consolidated
▪	Liquid Technology Services, LLC (“LTS”) – formerly known as Green Mountain Analytics, LLC (“GMA”)
▪	LTI, LLC (“LTI”)

On February 6, 2014, LPS and Futures entered into an Agreement and Plan of Merger to consolidate LPS and Futures into a single entity, with LPS remaining as the surviving entity. Regulatory approval was granted and the merger was effective February 12, 2014.

The Company has taken steps to place both Fundsolve and Institutional into liquidation as they are no longer needed to carry out the Company’s business.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X. Management believes that the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent period.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014 (the “2013 Form 10-K”).

There have been no changes to the Company’s significant accounting policies as described in its 2013 Form 10-K. As a result of a modification to an equity award, the Company has established an accounting policy to recognize the incremental fair value of the modified award over the total remaining requisite service period of the modified award with any remaining amount of unamortized share-based compensation expense from the original award recognized over the remaining portion of the original requisite service period. This policy will be applied to any future modifications of share-based awards.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Goodwill

Goodwill is tested annually for impairment each July in accordance with ASC Topic 350—Intangibles-Goodwill and Other. Step 1 entails a comparison of the fair value of the recoverable amount of each reporting unit to its carrying amount. An income approach is used to derive the fair value of the Company’s reporting units. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Unobservable inputs include discount rates, growth rates and prospective financial information.

Recurring and Non-Recurring Fair Value Measurements

The Company had no recurring or non-recurring fair value measurements at June 30, 2014.

Transfers between Levels 1, 2 and 3

There were no transfers of financial assets or liabilities between Level 1 and Level 2, or between Level 2 and Level 3, during the six months ended June 30, 2014 and year ended December 31, 2013.

Financial Assets and Financial Liabilities not Measured at Fair Value

The following table summarizes the carrying amount and estimated fair value of the Company’s financial assets that are not measured at fair value either on a recurring or nonrecurring basis:

(Unaudited)		Estimated Fair Value
June 30, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$35,964,925	$35,964,925	$-	$-	$35,964,925
Notes receivable from related parties	$658,038	$-	$-	$616,650	$616,650

		Estimated Fair Value
December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,473,847	$8,473,847	$-	$-	$8,473,847

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

(4) Goodwill and Other Intangible Assets

Acquired Intangible Assets

			(Unaudited)
		June 30, 2014			December 31, 2013
	Amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Software and trading platform	3 years	$19,374,098	$(12,012,531)	$7,361,567	$19,374,098	$(8,735,318)	$10,638,780
Customer relationships	3 years	1,261,000	(805,639)	455,361	1,261,000	(595,472)	665,528
Non-compete agreements	Life of agreement, 24 months	646,000	(646,000)	-	646,000	(646,000)	-
Total		$21,281,098	$(13,464,170)	$7,816,928	$21,281,098	$(9,976,790)	$11,304,308
Indefinite-Lived Intangible Assets:
Broker licenses	N/A	$163,000	$-	$163,000	$163,000	$-	$163,000
Patents pending	N/A	36,545	-	36,545	36,545	-	36,545
Trade names	N/A	2,000	-	2,000	2,000	-	2,000
Total		$201,545	$-	$201,545	$201,545	$-	$201,545

Total amortization expense for intangible assets was $1,729,447 and $3,456,612 for the three and six months ended June 30, 2014, respectively, and $1,798,416 and $3,597,986 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

Remainder of 2014	3,433,126
2015	4,383,802
$7,816,928

Goodwill

The Company performs its annual goodwill impairment test each July 31 to determine if the carrying amount of goodwill exceeds its fair value.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill are as follows:

	(Unaudited)
	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013
Balances - beginning of period:
Gross goodwill	$14,647,588	$14,647,588
Accumlated impairment losses	(1,464,652)	(1,464,652)
Net goodwill - beginning of period	13,182,936	13,182,936

Goodwill acquired during the period	-	-
Impairment loss	-	-

Balances - end of period:
Gross goodwill	14,647,588	14,647,588
Accumulated impairment losses	(1,464,652)	(1,464,652)
Net goodwill - end of period	$13,182,936	$13,182,936

(5) Certain Relationships and Related Party Transactions

Amounts recognized from transactions with related parties in the accompanying condensed consolidated balance sheets are as follows:

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Note receivable from QuantX Management, LLP	$236,665	$-
Note receivable from Ferdinand Capital	116,000	-
Note receivable from stockholder	300,000	-
Interest receivable on above notes	5,373	-
	$658,038	$-

Due from QuantX Management, LLP	$-	$243,030
Due from Ferdinand Capital	-	116,000
Due from stockholder	-	300,000
Total due from related parties	$-	$659,030

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Receivable from Ferdinand Capital

LTI advanced $116,000 to Ferdinand Capital during 2011. This amount is included in Due from related parties in the accompanying condensed consolidated balance sheets at December 31, 2013. Ferdinand Capital is an entity owned by one of the founders of the Company.

On March 15, 2014, this receivable was converted to a one-year term note with Ferdinand Capital in the principal amount of $116,000. The note bore interest at the rate of 4% per annum, with monthly payments of principal and interest totaling $9,877 and was payable in full on March 15, 2015. On June 15, 2014, this note was amended and restated to a three-year term note that is payable in full on June 15, 2017. The note, at the same principal amount of $116,000 and interest rate per annum of 4%, has monthly payments of principal and interest totaling $3,425. The first payment, which was due on July 15, 2014, was paid along with $1,170 of interest that was accrued under the original terms of the note.

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

Revolving Promissory Notes

On February 26, 2014, the Company executed a Revolving Promissory Note with each of its two then-largest stockholders, Brian Ferdinand and Douglas J. Von Allmen (each, a “Note” and, collectively, the “Notes”). Under each Note, the Company was able to borrow, and the lender had committed to lend, up to a principal amount of $3,750,000 on a revolving basis ($7,500,000 in the aggregate under the Notes), with interest payable quarterly on any amounts borrowed at a rate of 4% per annum. Any amounts borrowed under the Notes were repayable at maturity on April 30, 2015 and were optionally repayable at any time without the payment of any premium or penalty. The Company was obligated to pay a commitment fee on any undrawn amounts at a rate per annum equal to 0.50%, payable quarterly. The Notes contained certain customary covenants, including covenants relating to the Company’s ability to incur indebtedness and make restricted payments, and provided for certain customary events of default. The commitments under the Notes could be terminated by the Company at any time. On May 2, 2014, the Company borrowed $1,000,000 under the Note with Mr. Von Allmen for working capital and general corporate purposes. On May 20, 2014, the Company repaid the $1,000,000 it borrowed from Mr. Von Allmen along with $1,972 of interest. Also on May 20, 2014, the Company formally terminated the commitments under the Notes with Mr. Von Allmen and Mr. Ferdinand and paid them $4,017 and $4,263, respectively, of commitment fees in accordance with the terms of the Notes.

Personal Guaranty Agreement

On March 6, 2014, Mr. Von Allmen executed a Personal Guaranty Agreement (the “Personal Guaranty”) with the Company whereby Mr. Von Allmen guaranteed the funding of loans pursuant to the $3,750,000 Note entered into between Brian Ferdinand and the Company (see above). If Mr. Ferdinand failed to pay any amount when due, Mr. Von Allmen agreed to promptly pay the unpaid amount to the Company based on the terms and conditions of the Note. As consideration for the Personal Guaranty, the Company agreed to pay Mr. Von Allmen a fee equal to 0.50% per annum on the guaranteed amount of $3,750,000. On May 20, 2014, the Company formally terminated the Personal Guaranty and paid Mr. Von Allmen $3,853 as consideration.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement with Founder

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

Also in connection with his resignation, Mr. Ferdinand and a number of entities controlled by him (collectively, the “Ferdinand Entities”) have entered into a lock-up agreement (the “Lock-up Agreement”) with the Company in respect of their shares of the Company’s common stock. Pursuant to the terms of the Lock-up Agreement, Mr. Ferdinand and the Ferdinand Entities have agreed with the Company that, without the Company’s prior written consent and in each case subject to certain exceptions, during the period beginning on April 18, 2014 through and including April 17, 2015, they will not sell the 5,214,647 shares of the Company’s common stock that they own, representing approximately 9% of the Company’s issued and outstanding common stock as of the date of this filing.

(6) Commitments and Contingencies

Legal Matters

The Company may periodically be involved in litigation and various legal matters, including proceedings relating to regulatory matters. Such matters are subject to many uncertainties and outcomes that are not predictable.

The Company had previously reported that it was a defendant in an action filed on July 23, 2013 in the Supreme Court of The State of New York by two individuals (the “OTC Parties”) who were involved in the establishment and operation of the over-the-counter brokerage operations of LPS and Futures, which ceased operating on June 1, 2013. Also named as defendants were LPH and Brian Ferdinand, the Company’s former Vice Chairman and Head of Corporate Strategy (together with the Company, the “Liquid Defendants”). On July 3, 2014, a motion by the Liquid Defendants to dismiss the complaint was granted and the action was dismissed, without prejudice.

The Company had previously reported that it received a letter from counsel for a former employee claiming that the Company and certain other parties, including related parties, were responsible for paying the former employee stock compensation in the amount of $500,000 in consideration for services provided to Partners (then known as Centurion Capital Group, LLC). This matter was settled for $380,000, effective July 23, 2014, with the Company agreeing to pay $150,000 as its part of the settlement with the balance to be paid by certain related parties.

The Company is not currently subject to any other pending or, to its knowledge, threatened legal proceedings that it expects could have a material impact on its condensed consolidated financial statements.

Lease Commitments

The Company has entered into lease agreements with third parties for certain office space and equipment, which expire at various dates through December 2023. Rent expense totaled $437,171 and $866,217 for the three and six months ended June 30, 2014, respectively, and $316,627 and $607,321 for the three and six months ended June 30, 2013, respectively. These amounts are recorded as Rent in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2014, minimum future rental commitments under non-cancellable operating leases are as follows:

Remainder of 2014	$702,116
2015	1,434,738
2016	1,472,552
2017	1,512,622
2018	1,552,887
Thereafter	6,114,597
Total	$12,789,512

On August 12, 2013, the Company, entered into a lease agreement (the “Lease”), effective December 6, 2013, for approximately 13,200 rentable square feet of office space located in New York. The Company is using a portion of the leased premises as its new corporate headquarters (the “HQ Space”), replacing the Company’s previous headquarters in the same building, and the remainder (the “BD Space”) as offices for LPS, the Company’s broker dealer subsidiary. The initial base rent under the Lease is $85,364 per month, increasing at 3% per annum. In addition to the base rent, the Company is responsible for certain costs and charges identified in the Lease, including certain utility expenses, real estate taxes, insurance and operating costs. The term of the Lease for the HQ Space and the BD Space will end ten and six years after the effective date of the Lease, respectively.

On October 1, 2013, the Company entered into a four-month sublease agreement (the “Sublease”) at a monthly rate of $23,247 for approximately 7,200 square feet of office space in Hoboken, New Jersey to be used for certain back-office operations. The Sublease included a transfer to the Company of the existing equipment located in the space and an agreement to allow the sublessor to use a portion of the space not being used by the Company for up to nine months.  The Sublease was entered into with an entity that the Company’s Chief Executive Officer and General Counsel have an interest in, and they are members of that entity’s board of directors. In March 2014, the Company entered into a new, five-year lease (the “Hoboken Lease”) for the same space with an effective commencement date of February 1, 2014. The initial base rent under the Hoboken Lease is $23,550 per month increasing to $24,153 per month on August 1, 2016. In addition to the base rent, the Company is responsible for certain costs and charges identified in the Hoboken Lease, including certain utility expenses, real estate taxes, insurance and operating costs. As long as the Company had no instances of default under the terms of the Hoboken Lease, the lease provided for base rent to be waived for the period from February 1, 2014 to June 30, 2014. There were no instances of default through June 30, 2014 and, as such, the base rent for this period was waived.

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

At June 30, 2014, there were 443,153 additional shares available for the Company to grant under the 2012 Amended Incentive Plan.

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of non-vested RSUs granted under the 2012 Amended Incentive Plan:

	(Unaudited)
	Six Months Ended June 30, 2014		Year Ended December 31, 2013
		Weighted Average		Weighted Average
		Grant Date		Grant Date
Non-vested shares	Shares	Fair Value	Shares	Fair Value
Balance at beginning of period	1,231,754	$7.77	760,033	$7.54
Granted	858,857	1.16	1,077,560	7.82
Vested	(471,959)	7.47	(605,839)	7.57
Cancelled / Forfeited	(253,343)	7.54	-	-
Balance at end of period	1,365,309	$3.76	1,231,754	$7.77

At June 30, 2014, there was $3,911,393 of total unrecognized compensation costs related to non-vested RSUs granted under the 2012 Amended Incentive Plan. This cost is expected to be recognized during 2014 through 2017. The total fair value of shares vested during the three and six months ended June 30, 2014 was $2,817,323 and $3,526,254, respectively.

Non-Qualified Stock Options

The Company recognizes compensation expense on non-qualified stock options (“NQSOs”) based on the grant date fair value per share over the applicable vesting period. The Company determines the fair value of NQSOs granted using the Black-Scholes valuation model measured at the grant date.

The Black-Scholes fair value of each NQSO grant was calculated using the following assumptions:

	2014	2013
Dividend yield	0%	0%
Expected volatility	86%	50%
Risk-free interest rate	1.96%	1.70%
Expected term (years)	6.0	6.0

The following table summarizes the activity of NQSOs granted under the 2012 Amended Incentive Plan:

	(Unaudited)
	Six Months Ended June 30, 2014		Year Ended December 31, 2013
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	420,505	$9.00	-	$-
Granted	30,000	4.64	420,505	9.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	450,505	$8.71	420,505	$9.00

Exercisable at end of period	134,469	$9.00	12,798	$9.00

Remaining weighted average contractual life of exercisable options (years)		9.1		9.6

Aggregate intrinsic value		$-		$-

At June 30, 2014, there was $742,883 of total unrecognized compensation costs related to NQSOs granted under the 2012 Amended Incentive Plan. This cost is expected to be recognized during 2014 through 2016. The total fair value of shares vested during the three and six months ended June 30, 2014 was $225,190 and $361,485, respectively.

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The difference between the statutory tax rate of 35% and the effective tax rate of 0% at June 30, 2014 is due to the establishment of a full valuation allowance against the Company’s deferred tax assets.

As of June 30, 2014, the Company recorded deferred tax assets of approximately $9.1 million offset by a full valuation allowance of $9.1 million. This represents an increase in the valuation allowance of approximately $5.5 million for the six months ended June 30, 2014.

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

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss	$(6,282,450)	$(21,667,189)	$(14,447,059)	$(26,776,504)
Loss applicable to common shares	$(6,282,450)	$(21,667,189)	$(14,447,059)	$(26,776,504)
Weighted average common shares outstanding	42,600,567	20,873,494	33,622,352	20,422,326
Basic and diluted loss per common share	$(0.15)	$(1.04)	$(0.43)	$(1.31)

The calculation of diluted loss per share excludes the effect of RSUs and NQSOs because they were determined to be anti-dilutive and, therefore, diluted loss per share is the same as basic loss per share.

(10) Net Capital Requirements

Effective February 12, 2014, regulatory approval was granted for a merger between LPS and Futures, with LPS remaining as the surviving entity (see Note 1).

Institutional must maintain regulatory net capital of at least €50,000 in accordance with Financial Conduct Authority regulations.

LPS is required to maintain a net capital of at least $100,000.

In the aggregate, the Company was required to maintain at least approximately $168,000 in net capital across all jurisdictions. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory minimum capital requirements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net capital balances and the amounts in excess of required net capital at June 30, 2014 and December 31, 2013 are as follows:

	(Unaudited)
	June 30, 2014		December 31, 2013
	Net Capital	Excess Net Capital	Net Capital	Excess Net Capital
Futures	$-	$-	$84,771	$39,771
Institutional	$226,472	$158,247	$204,451	$135,621
LPS	$158,624	$58,624	$291,791	$191,791

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “continue,” “potential” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, expected financing needs, our business strategy and means to implement the strategy, our business plans and objectives, future innovation, the amount and timing of investments by us in our business and capital expenditures, the likelihood of our success in expanding our business, industry trends, financing plans, budgets, working capital needs and sources of liquidity and annual contract value.

Forward-looking statements are not guarantees of performance. These statements are based on our beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for and our ability to market our products and services, the expansion of product offerings through new applications or geographically, the timing and cost of investments by us in our business and planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	market acceptance and performance of our products and services;

•	our ability to obtain the capital necessary to expand our operations and invest in new products and services;

•	general economic conditions in the markets where we operate;

•	industry competition;

•	competition from firms with greater financial, technical and marketing resources than us and related competitive pressures;

•	failure to protect or enforce our intellectual property rights in our proprietary technology;

•	intellectual property claims and challenges;

•	defects and errors in our products or services;

•	growth and maintenance of our customer base and customer contacts;

•	credit quality and payment history of our customers;

•	changes in the market demand for our products and services;

•	our ability to keep up with rapid technological change;

•	system failures and disruptions;

•	non-performance of third-party vendors;

•	the loss of key executives and failure to recruit and retain qualified personnel;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	compliance with laws and regulations, including those relating to the securities industry;

•	cancellation or breach of customer contracts;

•	our ability to fulfill, or to generate revenues by fulfilling, customer contracts; and

•	other factors discussed or referenced in the sections titled “Risk Factors” in our filings with the SEC, including without limitation our 2013 Form 10-K and the final prospectus for our recent follow-on public offering, filed with the SEC on May 15, 2014.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements. You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events discussed or referenced above or in the section titled “Risk Factors” in our 2013 Form 10-K could harm our business, prospects, results of operations, liquidity and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

The following discussion is provided as a supplement to, and should be read in conjunction with, the accompanying unaudited condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements for the year ended December 31, 2013 included in our 2013 Form 10-K.

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

We deliver our technology efficiently, quickly and securely as a SaaS (Software-as-a-Service) solution that provides our customers with a customizable and rapidly deployable platform. We believe that our platform’s comprehensive and integrated real-time approach provides a distinctive offering to our customers that creates efficiencies for our customers by reducing both the number of service provider relationships the customer needs to maintain and the level of IT personnel necessary to support and integrate those multiple applications.

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

Key Operating Metrics

In addition to metrics based upon U.S. generally accepted accounting principles (“U.S. GAAP”) that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions:

	As of	As of	As of	As of	As of
Key Operating Metric	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Contracts - Contributing to Current Revenue
Number of Customers	23	27	48	76	97
Number of Units	385	455	517	629	679
Number of Units - QuantX(1)	304	378	421	419	407

Contracts - Expected to Contribute to Future Revenue(2)
Number of Customers	7	21	29	43	33
Number of Units	35	110	139	133	106
Number of Units - QuantX(1)	8	13	14	1	1

Contracts - Total
Number of Customers	30	48	77	119	130
Number of Units	420	565	656	762	785
Number of Units - QuantX(1)	312	391	435	420	408

Annual Contract Value (in millions)	$1.707	$3.158	$4.520	$5.230	$5.450

(1)	Represents units, included in “Number of Units,” that are being used by QuantX, a related party as a result of certain past or present relationships with the founders of the Company and certain persons who may be deemed to be affiliates of the Company, or paid for by QuantX on behalf of their own customers.

(2)	Represents contracts that have been signed but are not yet generating revenue because our product has not yet been deployed to the customer.

Number of Customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales and marketing teams.

Number of Units. Since our customers generally pay fees based on the number of units of our platform being used within their organizations, we believe the total number of units is an indicator of the growth of the business. Each unit represents an individual element of the Liquid platform such as LiquidTradeSM, LiquidMetrics® or LiquidView®.

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

ACV is not a financial measure calculated and presented in accordance with U.S GAAP and should not be considered as an alternative to revenue or any other financial measures so calculated. Management uses this information as a basis for planning and forecasting core business activity for future periods and believes it is a helpful indicator of potential future revenue. However, we caution investors that our presentation of this measure may not be comparable to similar measures as disclosed by other issuers, because other companies may calculate these measures differently. Additionally, our actual revenue may be lower or higher than ACV. ACV is a forward-looking estimate. See “Cautionary Note About Forward-Looking Statements” above.

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

Brokerage activities. Until June 1, 2013, we generated a portion of our revenue through commissions generated by brokers executing transactions on behalf of our customers and by the mark-up generated by brokers executing transactions on a riskless principal basis. On June 1, 2013, we ceased over-the-counter brokerage operations by LPS and Futures. Effective February 12, 2014, we received regulatory approval to consolidate LPS and Futures, with LPS remaining as the surviving entity. As a complementary service provider to our technology platform customers, LPS will no longer generate any transaction or other revenue, but will continue to incur, at decreased levels, salary, regulatory, accounting, legal and administrative expenses.

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

Professional fees. Professional fees consist primarily of legal, accounting and tax services. Professional fees are expensed in the period in which they are incurred. The majority of our professional fees from inception to date have been for legal fees related to the start up of our business as well as certain litigation we have been a part of as disclosed in the notes to the accompanying unaudited condensed consolidated financial statements. We anticipate that we will continue to incur professional fees as we grow our business. Whereas certain legal fees pertaining to the start up of our business will cease, other costs such as audit fees, recorded prior to our IPO as a deferred offering cost, will continue and be recorded in professional fees on our condensed consolidated statements of operations and comprehensive loss. As noted in Item 1A. Risk Factors in our 2013 Form 10-K under “The requirements of being a public company places significant demands on our resources and management’s attention,” compliance with the rules and regulations applicable to public companies is increasing our legal and financial compliance costs.

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

Other. Other expenses consist primarily of travel and entertainment, advertising and communication costs. These costs are expensed in the period in which they are incurred. We anticipate that we will continue to incur these costs, at an increased level, due to travel and advertising in our efforts to increase and broaden our customer base.

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

Results of Operations

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

	Three Months	Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013	Change
Revenues:
Software services	$1,541,537	$667,159	$874,378
Brokerage activities	-	726,795	(726,795)
	1,541,537	1,393,954	147,583
Cost of revenues (exclusive of items shown below):
Software services	602,333	311,536	290,797
Brokerage activities	-	500,945	(500,945)
	602,333	812,481	(210,148)
Gross profit:
Software services	939,204	355,623	583,581
Brokerage activities	-	225,850	(225,850)
	939,204	581,473	357,731
Operating expenses:
Compensation(1)	2,276,785	6,809,735	(4,532,950)
Consulting fees(2)	449,584	11,636,855	(11,187,271)
Depreciation and amortization	1,792,613	1,824,903	(32,290)
Professional fees	263,038	425,591	(162,553)
Rent	437,171	316,627	120,544
Computer related and software development	1,417,983	595,508	822,475
Other	580,420	741,776	(161,356)
Total operating expenses	7,217,594	22,350,995	(15,133,401)
Loss from operations	(6,278,390)	(21,769,522)	15,491,132

Non-operating income (expense):
Unrealized loss on contingent consideration payable	-	(9,510)	9,510
Interest and other, net	(4,060)	(388)	(3,672)
Total non-operating income (expense)	(4,060)	(9,898)	5,838
Loss before income taxes	(6,282,450)	(21,779,420)	15,496,970
Income tax benefit	-	(112,231)	112,231
Net loss	$(6,282,450)	$(21,667,189)	$15,384,739

(1) Share-based compensation included in compensation	$290,278	$4,679,071	(4,388,793)

(2) Share-based compensation included in consulting fees	$-	$11,470,715	(11,470,715)

Revenues

Software services revenue was $1.5 million during the three months ended June 30, 2014, an increase of $0.9 million from $0.7 million during the three months ended June 30, 2013 (the “prior period”). The increase was due primarily to an increase in the number of customers and units contributing to revenue during the current period. Customers and units contributing to revenue totaled 97 and 679, respectively, at June 30, 2014 compared to 23 and 385, respectively, at June 30, 2013. QuantX and our affiliated customers accounted for 63% of our software services revenue during the three months ended June 30, 2014, and 3% of our customers and 60% of our units contributing to revenue at June 30, 2014. During the fourth quarter of 2013, we entered into a $1.0 million annual contract with QuantX for an enhanced version of our LiquidMetrics® platform, and we started charging customers for their use of market data services, both of which added to the increase in software services revenue during three months ended June 30, 2014. During the second quarter of 2014, we entered into a $250,000 annual contract for our LiquidMetrics® platform that also contributed to the increase in software services revenue during the three months ended June 30, 2014. Revenue generated from market data services totaled $0.1 million for the three months ended June 30, 2014.

On June 1, 2013, the Company ceased the over-the-counter brokerage operations of LPS and Futures. As a result, we are not currently generating brokerage revenue.

Cost of Revenues, Gross Profit and Gross Margin

Cost of revenues for software services was $0.6 million during the three months ended June 30, 2014, an increase of $0.3 million from $0.3 million in the prior period. The increase was directly attributable to the increase in our revenue, as the need to grow our company in order to support the implementation of new customers and the continued support of existing customers led to increases in payroll and consulting costs that are allocated to cost of revenues. Additionally, costs related to market data, a service that we started charging customers for in the fourth quarter of 2013, contributed to the overall increase in cost of revenues for software services. The costs related to market data were charged to those customers utilizing this service at no profit to the Company. Gross profit and gross margin related to software services revenue during the three months ended June 30, 2014 was $0.9 million and 60.9%, respectively, compared to $0.4 million and 53.3%, respectively, in the prior period.

On June 1, 2013, the Company ceased the over-the-counter brokerage operations of LPS and Futures. As a result, we are not currently incurring any cost of revenues relating to brokerage activities.

Operating Expenses

Total operating expenses were $7.2 million during the three months ended June 30, 2014, a decrease of $15.1 million from $22.3 million in the prior period. The decrease was due primarily to a decrease in share-based compensation of $15.9 million offset, in part, by an increase in computer related and software development costs of $0.8 million.

Compensation expense was $2.3 million during the three months ended June 30, 2014, a decrease of $4.5 million from $6.8 million in the prior period. Excluding share-based compensation, compensation expense was $2.0 million, a decrease of $0.1 million from $2.1 million in the prior period. The prior year period included guaranteed payments to the founders of the Company as well as the salary of one of those founders, Brian Ferdinand. In April of 2014, Mr. Ferdinand became a consultant to the Company and, therefore, his compensation is recorded in consulting fees during the three months ended June 30, 2014 (see Note 5 to the condensed consolidated financial statements). Share-based compensation included in compensation expense was $0.3 million during the three months ended June 30, 2014 compared to $4.7 million in the prior period. The prior period amount was comprised predominantly of share-based compensation awarded to our founders, our board members as consideration for agreeing to serve as members of our board, and other transactions in our equity prior to our IPO. In addition, share-based compensation during the three months ended June 30, 2014 was reduced due to the revaluation of certain awards based on the decline in the Company’s stock price.

Consulting fees were $0.4 million during the three months ended June 30, 2014, a decrease of $11.2 million from $11.6 million in the prior period. Excluding share-based compensation, which was only reported in the prior period, consulting fees increased $0.3 million due primarily to an increase in consulting on various IT development projects as well as the recording of Mr. Ferdinand’s compensation in consulting fees as noted in the preceding paragraph. Share-based compensation included in consulting fees was $11.5 million during the prior period and was for equity we granted to consultants as payment for services rendered to us. In addition, the sale of our stock to strategic partners and consultants at below fair value also resulted in charges to share-based compensation. We anticipate an eventual decline in our use of consulting services as we hire employees to handle these functions internally.

Depreciation and amortization was $1.8 million during the three months ended June 30, 2014, a slight decrease from the prior period due primarily to certain intangible assets that became fully amortized at December 31, 2013 and, therefore, no amortization was recorded for these intangible assets during the three months ended June 30, 2014. Offsetting this current period decrease, in part, was an increase in depreciation due to the increase in our property and equipment subsequent to the prior period.

Professional fees were $0.3 million during the three months ended June 30, 2014, a decrease of $0.2 million from $0.4 million in the prior period. The decrease was due primarily to lower recruitment and other professional fees offset, in part, by costs incurred in connection with our company being publicly traded as of July 2013.

Rent expense was $0.4 million during the three months ended June 30, 2014, an increase of $0.1 million from $0.3 million in the prior period. The increase was due primarily to higher rent for the lease of our corporate headquarters that became effective December 6, 2013.

Computer related and software development costs were $1.4 million during the three months ended June 30, 2014, an increase of $0.8 million from $0.6 million in the prior period. The increase was due primarily to research and development costs for our software which totaled $1.1 million during the three months ended June 30, 2014 compared to $0.4 million in the prior period. Additionally, increased software licensing and maintenance fees during the current period contributed to the increase.

Other expenses were $0.6 million during the three months ended June 30, 2014, a decrease of $0.2 million from $0.7 million in the prior period. The decrease was due to lower travel, entertainment and advertising costs as the Company is focused on becoming more cost efficient in its spending.

Non-Operating Income (Expense)

Total non-operating expense was $4,060 during the three months ended June 30, 2014 compared to $9,898 in the prior period. The expense during the three months ended June 30, 2014 consisted of interest expense incurred in relation to the Revolving Promissory Notes and Personal Guaranty Agreement (see Note 5 to the condensed consolidated financial statements) offset, in part, by interest income. The expense in the prior period was the result of the remeasurement of a contingent consideration payable related to our July 31, 2012 acquisition of Fundsolve which resulted in a loss of $9,510.

Income Tax Benefit

The income tax benefit during the three months ended June 30, 2014 was $0 compared to $0.1 million in the prior period. We recorded a full valuation allowance during the three months ended June 30, 2014 as a result of analyzing the recoverability of our recorded deferred tax assets. As previously noted, on July 24, 2013, we reorganized as a corporation from a limited liability company and are now subject to federal and state taxes. During the prior period, and up to the date of reorganization, we were only subject to the New York City Unincorporated Business Tax.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013	Change
Revenues:
Software services	$2,823,869	$1,283,771	$1,540,098
Brokerage activities	-	1,872,647	(1,872,647)
	2,823,869	3,156,418	(332,549)
Cost of revenues (exclusive of items shown below):
Software services	1,202,463	595,576	606,887
Brokerage activities	-	1,248,192	(1,248,192)
	1,202,463	1,843,768	(641,305)
Gross profit:
Software services	1,621,406	688,195	933,211
Brokerage activities	-	624,455	(624,455)
	1,621,406	1,312,650	308,756
Operating expenses:
Compensation(1)	5,926,024	8,863,191	(2,937,167)
Consulting fees(2)	671,209	11,961,084	(11,289,875)
Depreciation and amortization	3,570,985	3,649,245	(78,260)
Professional fees	1,255,702	1,002,138	253,564
Rent	866,217	607,321	258,896
Computer related and software development	2,438,295	1,031,160	1,407,135
Other	1,340,274	1,124,581	215,693
Total operating expenses	16,068,706	28,238,720	(12,170,014)
Loss from operations	(14,447,300)	(26,926,070)	12,478,770

Non-operating income (expense):
Unrealized loss on contingent consideration payable	-	(44,129)	44,129
Interest and other, net	241	9,489	(9,248)
Total non-operating income (expense)	241	(34,640)	34,881
Loss before income taxes	(14,447,059)	(26,960,710)	12,513,651
Income tax benefit	-	(184,206)	184,206
Net loss	$(14,447,059)	$(26,776,504)	$12,329,445

(1) Share-based compensation included in compensation	$1,701,289	$5,527,933	(3,826,644)

(2) Share-based compensation included in consulting fees	$-	$11,649,693	(11,649,693)

Revenues

Software services revenue was $2.8 million during the six months ended June 30, 2014, an increase of $1.5 million from $1.3 million during the six months ended June 30, 2013 (the “prior period”). The increase was due primarily to an increase in the number of customers and units contributing to revenue during the current period. Customers and units contributing to revenue totaled 97 and 679, respectively, at June 30, 2014 compared to 23 and 385, respectively, at June 30, 2013. QuantX and our affiliated customers accounted for 68% of our software services revenue during the six months ended June 30, 2014, and 3% of our customers and 60% of our units contributing to revenue at June 30, 2014. During the fourth quarter of 2013, we entered into a $1.0 million annual contract with QuantX for an enhanced version of our LiquidMetrics® platform, and we started charging customers for their use of market data services, both of which added to the increase in software services revenue during six months ended June 30, 2014. During the second quarter of 2014, we entered into a $250,000 annual contract for our LiquidMetrics® platform that also contributed to the increase in software services revenue during the six months ended June 30, 2014. Revenue generated from market data services totaled $0.3 million for the six months ended June 30, 2014.

On June 1, 2013, the Company ceased the over-the-counter brokerage operations of LPS and Futures. As a result, we are not currently generating brokerage revenue.

Cost of Revenues, Gross Profit and Gross Margin

Cost of revenues for software services was $1.2 million during the six months ended June 30, 2014, an increase of $0.6 million from $0.6 million in the prior period. The increase was directly attributable to the increase in our revenue, as the need to grow our company in order to support the implementation of new customers and the continued support of existing customers led to increases in payroll and consulting costs that are allocated to cost of revenues. Additionally, costs related to market data, a service that we started charging customers for in the fourth quarter of 2013, contributed to the overall increase in cost of revenues for software services. The costs related to market data were charged to those customers utilizing this service at no profit to the Company. Gross profit and gross margin related to software services revenue during the six months ended June 30, 2014 was $1.6 million and 57.4%, respectively, compared to $0.7 million and 53.6%, respectively, in the prior period.

On June 1, 2013, the Company ceased the over-the-counter brokerage operations of LPS and Futures. As a result, we are not currently incurring any cost of revenues relating to brokerage activities.

Operating Expenses

Total operating expenses were $16.1 million during the six months ended June 30, 2014, a decrease of $12.2 million from $28.2 million in the prior period. The decrease was due primarily to a decrease in share-based compensation of $15.5 million offset, in part, by increases in computer related and software development costs of $1.4 million and non share-based compensation of $0.9 million.

Compensation expense was $5.9 million during the six months ended June 30, 2014, a decrease of $2.9 million from $8.9 million in the prior period. Excluding share-based compensation, compensation expense was $4.2 million, an increase of $0.9 million from $3.3 million in the prior period. The increase was due primarily to the increase in overall headcount from the prior period. The increase was partially offset by guaranteed payments to the founders of the Company as well as the salary of one of those founders, Brian Ferdinand, recorded in the prior period. In April of 2014, Mr. Ferdinand became a consultant to the Company and, therefore, his compensation from that point forward is recorded in consulting fees (see Note 5 to the condensed consolidated financial statements). Share-based compensation included in compensation expense was $1.7 million during the six months ended June 30, 2014 compared to $5.5 million in the prior period. The prior period amount was comprised predominantly of share-based compensation awarded to our founders, our board members as consideration for agreeing to serve as members of our board, and other transactions in our equity prior to our IPO. In addition, share-based compensation during the six months ended June 30, 2014 was reduced due to the revaluation of certain awards based on the decline in the Company’s stock price.

Consulting fees were $0.7 million during the six months ended June 30, 2014, a decrease of $11.3 million from $12.0 million in the prior period. Excluding share-based compensation, which was only reported in the prior period, consulting fees increased $0.4 million due primarily to an increase in consulting on various IT development projects as well as the recording of Mr. Ferdinand’s compensation in consulting fees as noted in the preceding paragraph. Share-based compensation included in consulting fees was $11.6 million during the prior period and was for equity we granted to consultants as payment for services rendered to us. In addition, the sale of our stock to strategic partners and consultants at below fair value also resulted in charges to share-based compensation. We anticipate an eventual decline in our use of consulting services as we hire employees to handle these functions internally.

Depreciation and amortization was $3.6 million during the six months ended June 30, 2014, a slight decrease from the prior period due primarily to certain intangible assets that became fully amortized at December 31, 2013 and, therefore, no amortization was recorded for these intangible assets during the six months ended June 30, 2014. Offsetting this current period decrease, in part, was an increase in depreciation due to the increase in our property and equipment subsequent to the prior period.

Professional fees were $1.3 million during the six months ended June 30, 2014, an increase of $0.3 million from $1.0 million in the prior period. The increase was due primarily to higher accounting and public company costs, both of which were expected to be higher since becoming a publicly traded company in July of 2013. Offsetting the increase, in part, were lower legal and recruitment costs during the six months ended June 30, 2014.

Rent expense was $0.9 million during the six months ended June 30, 2014, an increase of $0.3 million from $0.6 million in the prior period. The increase was due primarily to higher rent for the lease of our corporate headquarters that became effective December 6, 2013 and one month of rent for new space under a sub-lease (see Note 6 to the condensed consolidated financial statements).

Computer related and software development costs were $2.4 million during the six months ended June 30, 2014, an increase of $1.4 million from $1.0 million in the prior period. The increase was due primarily to research and development costs for our software which totaled $1.9 million during the six months ended June 30, 2014 compared to $0.7 million in the prior period. Additionally, increased software licensing and maintenance fees during the current period contributed to the increase.

Other expenses were $1.3 million during the six months ended June 30, 2014, an increase of $0.2 million from $1.1 million in the prior period. The increase was due to higher travel and advertising costs during the first quarter of 2014 incurred by our sales and marketing team in an effort to increase our customer base. The Company is focused on becoming more cost efficient in its spending which resulted in lower costs during the second quarter of 2014.

Non-Operating Income (Expense)

Total non-operating income was $241 during the six months ended June 30, 2014 compared to an expense of $34,640 in the prior period. The income during the six months ended June 30, 2014 consisted of interest income and other miscellaneous income that was offset by interest expense incurred in relation to the Revolving Promissory Notes and Personal Guaranty Agreement (see Note 5 to the condensed consolidated financial statements). The expense in the prior period was the result of the remeasurement of a contingent consideration payable related to our July 31, 2012 acquisition of Fundsolve which resulted in a loss of $44,129. This loss in the prior period was offset, in part, by interest income.

Income Tax Benefit

The income tax benefit during the six months ended June 30, 2014 was $0 compared to $0.2 million in the prior period. We recorded a full valuation allowance during the six months ended June 30, 2014 as a result of analyzing the recoverability of our recorded deferred tax assets. As previously noted, on July 24, 2013, we reorganized as a corporation from a limited liability company and are now subject to federal and state taxes. During the prior period, and up to the date of reorganization, we were only subject to the New York City Unincorporated Business Tax.

Liquidity and Capital Resources

Overview

At June 30, 2014 and December 31, 2013, our cash and cash equivalents of approximately $36.0 million and $8.5 million, respectively, were held for working capital purposes. Our operations have been financed primarily through private and, more recently, public sales of our equity securities. On May 20, 2014, we completed a follow-on public offering in which 32,000,000 shares of our common stock were sold at a public offering price of $1.25 per share. On May 27, 2014, the underwriters for this offering partially exercised their over-allotment option and purchased an additional 2,945,000 shares of our common stock at $1.25 per share. We received net proceeds from this offering of approximately $39.5 million after deducting underwriting discounts and commissions of approximately $3.1 million and offering related expenses of approximately $1.1 million.

We have had significant operating losses during the period from our inception on April 24, 2012, through June 30, 2014. We have financed our operations during this time primarily through capital markets transactions. We anticipate that our existing capital resources, cash flows from operations, and cost reduction initiatives, will be adequate to satisfy our liquidity requirements for at least the next 12 months. However, our future liquidity requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our software. See “Cautionary Note About Forward-Looking Statements” above.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Net cash used in operating activities	$(11,615,083)	$(6,733,529)
Net cash provided by (used in) investing activities	(470,128)	2,152,845
Net cash provided by financing activities	39,472,752	3,550,000
Effect of exchange rate changes on cash and cash equivalents	103,537	(3,928)
Net increase (decrease) in cash and cash equivalents	$27,491,078	$(1,034,612)

Cash Flows from Operating Activities

Net cash used in operating activities totaled $11.6 million during the six months ended June 30, 2014. The net cash used resulted from our net loss of $14.4 million and a negative net change in our operating assets and liabilities of $2.7 million offset, in part, by non-cash charges of $5.5 million. The net loss was the result of significant expenses we continued to incur as a startup business and in now being a public company. Included in non-cash charges was $1.7 million in share-based compensation expense. The net change in our operating assets and liabilities was due primarily to a reduction in our accounts payable and accrued expenses of $2.6 million. The increase in net cash used in operating activities during the six months ended June 30, 2014 compared to the prior period was due primarily to an increased spend in compensation (excluding non-cash, share-based compensation), research and development costs, and accounts payable and accrued expenses.

Net cash used in operating activities totaled $6.7 million during the six months ended June 30, 2013. The net cash used resulted from our net loss of $26.8 million and a negative net change in our operating assets and liabilities of $0.7 million offset, in part, by non-cash charges of $20.7 million. The net loss was the result of significant expenses we incurred as a startup business and in our preparation to become a public company which occurred in July 2013. Included in non-cash charges was $17.2 million in share-based compensation expense to employees and equity grants to consultants, of which $15.7 million was from the sale or transfer of common shares by the Company, its founders and certain employees that were below fair value or for no monetary consideration and which are non-recurring because we are now a publicly traded company. The net change in our operating assets and liabilities was due primarily to $3.6 million of costs relating to our IPO offset, in part, by an increase of $2.7 million in accounts payable and accrued expenses which included general operating expenses and costs incurred in the pursuit of ongoing business opportunities.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $0.5 million during the six months ended June 30, 2014 and was due to the purchase of property and equipment.

Net cash provided by investing activities totaled $2.2 million during the six months ended June 30, 2013 and was due to the repayment of the principal balance of $2.3 million on a note due from QuantX offset, in part, by the purchase of property and equipment of $0.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.5 million during the six months ended June 30, 2014 and was due to $40.6 million of net proceeds from our follow-on public offering less direct costs of $1.1 million.

Net cash provided by financing activities totaled $3.6 million during the six months ended June 30, 2013 and was due primarily to $3.3 million of proceeds from the private sales of our equity securities.

Regulatory Capital

The SEC, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”), the Financial Industry Regulatory Authority, Inc. (“FINRA”), Financial Conduct Authority (“FCA”) and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our broker-dealer subsidiaries; limit certain types of indebtedness; finance operations only with certain “qualifying” debt if to be counted as acceptable capital; and, in certain instances, restrict, limit or otherwise prohibit the ability of owners of broker-dealers to withdraw capital from a broker-dealer, or for a broker-dealer to pay a dividend or make an unsecured advance or loan to a parent, affiliate or stockholder, or to effect any similar distribution or transaction, or to transfer or sell assets or transfer business lines/revenue streams to an affiliate.

SEC Rule 15c3-1 requires that certain SEC registered broker-dealers who do not hold funds or securities for, or owe money or securities to, customers but who engage in dealer activities maintain a net capital of at least $100,000. The $100,000 net capital requirement is only a minimum or floor and LPS will generally be required to maintain net capital in excess of $100,000. Determining the amount of net capital that LPS must maintain involves, in part, a leverage/ratio limit of the broker-dealer’s “aggregate indebtedness” (total money liabilities arising from securities transactions, subject to certain exceptions) to ensure that aggregate indebtedness does not exceed 15 times the broker-dealer’s net capital. Certain broker-dealers are subject to net capital requirements imposed by FINRA that are higher than those required under SEC Rule 15c3-1. With the foregoing in mind, LPS, our SEC registered broker-dealer subsidiary, which does not hold funds or securities for customers, is required to maintain a net capital of at least $100,000. As of June 30, 2014 and December 31, 2013, LPS maintained a net capital of approximately $159,000 and $292,000, respectively.

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

FCA regulations require broker-dealers to maintain minimum regulatory capital of €50,000. As an FCA regulated broker-dealer, Institutional, our U.K. subsidiary, is required to maintain €50,000 of minimum regulatory capital, which is reported to the FCA in British Pounds. As of June 30, 2014 and December 31, 2013, Institutional maintained regulatory capital of approximately $226,000 and $204,000, respectively (or approximately €166,000 and €148,000, respectively). We are currently in the process of closing the business of Institutional which we anticipate to occur prior to year end.

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

Contractual Obligations and Commitments

Primary contractual obligations at June 30, 2014 are payments under operating leases and a consulting agreement. The following summarizes our material contractual obligations and commitments at June 30, 2014 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
Operating leases (1)	$12,790	$1,418	$2,946	$3,002	$5,424
Consulting agreement (2)	825	450	375	-	-

	$13,615	$1,868	$3,321	$3,002	$5,424

(1)	Consists of contractual obligations from non-cancellable office space under operating leases.

(2)	Represents a two-year consulting agreement with Ferdinand Trading, LLC (see “Consulting Agreement”).

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

The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include: revenue recognition; goodwill and other intangibles; and share-based compensation.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the notes to our audited consolidated financial statements for the year ended December 31, 2013, which are contained in our 2013 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rates, foreign currency exchange rates and inflation.

Interest Rate Risk

We had cash and cash equivalents of approximately $36.0 million and $8.5 million as of June 30, 2014 and December 31, 2013, respectively. This amount was held primarily in cash deposits and money market funds and is held for working capital purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition, liquidity or our results of operations.

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

We have been taking steps and plan to take additional steps to remediate the underlying causes of our material weaknesses, primarily through the development and implementation of formal policies, improved processes, upgraded financial accounting systems and documented procedures, as well as the hiring of additional finance personnel. We hired a Chief Financial Officer in September 2012, an Accounting Manager and a General Counsel in March 2013, and a Controller in April 2013, with the appropriate knowledge, experience and ability to fulfill our obligations to comply with the accounting, reporting and other requirements applicable to public companies. In addition, we implemented a new general ledger system in July 2014, which we believe will enhance our internal controls and reporting capabilities once fully utilized. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating these material weaknesses.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses discussed above and the fact that these identified material weaknesses are still in the process of being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing implementation of steps to remediate the material weaknesses identified above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The discussion set forth in the Legal Matters section of Note 6 to the condensed consolidated financial statements is incorporated herein by reference.

On August 13, 2014, the Company learned that subsequent to the end of the quarter, on July 24, 2014, Unqua Holdings, Inc. and its chairman/president Daniel Harley filed a lawsuit in New York State Supreme Court against Liquid Holdings Group, LLC, Liquid Holdings Group, Inc., QuantX Management, LLP and Brian Ferdinand, alleging that the defendants made misrepresentations in connection with the plaintiffs’ investment in predecessor entities of the Company and further alleging conversion and violations of fiduciary duty in connection with the defendants’ transactions with related parties. The plaintiffs assert six causes of action, seeking compensatory damages ranging from $1.5 million to $5 million, plus punitive damages in excess of $10 million. As of the date of this report, the Company has not yet been served in connection with this lawsuit. The Company believes this lawsuit, if it proceeds against the Company, is without merit and that the Company has valid defenses against it. The Company intends to defend itself vigorously in this matter.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Liquid Holdings Group, Inc.

(Registrant)

Date: August 14, 2014	/s/ Kenneth D. Shifrin

Kenneth D. Shifrin

Chief Financial Officer

(Principal Financial and Accounting Officer)

