Form 10-Q
period 2014-09-30
Liquid Holdings Group, Inc.
filed 2014-11-14
CIK 1562594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-36024

LIQUID HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3252142
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Third Avenue, 38th Floor
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 293-1836

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of November 11, 2014, there were 60,332,375 shares of the Registrant’s common stock outstanding.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,054,109	$8,473,847
Notes receivable from related parties	244,930	-
Accounts receivable, net of allowance for doubtful accounts of $39,137 and $5,814	1,492,630	425,196
Prepaid expenses and other current assets	289,233	388,612
Total current assets	32,080,902	9,287,655

Property and equipment, net	1,322,738	867,758

Other assets:
Notes receivable from related parties	414,015	-
Due from related parties	80,000	659,030
Deposits	631,595	540,653
Other intangible assets, net of amortization of $15,139,060 and $9,976,790	6,326,583	11,505,853
Goodwill	13,182,256	13,182,936
Total other assets	20,634,449	25,888,472

TOTAL ASSETS	$54,038,089	$36,043,885

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,412,319	$3,503,590
Deferred income	-	4,350
Total current liabilities	1,412,319	3,507,940

Long-term liabilities:
Deferred rent	267,344	20,536

Total liabilities	1,679,663	3,528,476

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 60,275,619 and 24,486,388 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	6,027	2,448
Additional paid-in capital	160,741,011	118,510,671
Accumulated deficit	(107,372,985)	(84,857,911)
Treasury stock, at cost, 121,674 shares at September 30, 2014 and December 31, 2013	(1,029,078)	(1,029,078)
Accumulated other comprehensive income (loss)	13,451	(110,721)
Total stockholders’ equity	52,358,426	32,515,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,038,089	$36,043,885

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Software services	$1,485,007	$732,388	$4,308,876	$2,016,159
Brokerage activities	-	-	-	1,872,647
	1,485,007	732,388	4,308,876	3,888,806

Cost of revenues (exclusive of items shown separately below):
Software services	729,620	398,121	1,932,083	993,697
Brokerage activities	-	-	-	1,248,192
	729,620	398,121	1,932,083	2,241,889
Gross profit	755,387	334,267	2,376,793	1,646,917

Operating expenses:
Compensation	3,427,804	6,065,772	9,353,828	14,928,963
Consulting fees	288,607	221,333	959,816	12,182,417
Depreciation and amortization	1,804,994	1,823,084	5,375,979	5,472,329
Professional fees	768,754	1,259,884	2,024,456	2,262,022
Rent	430,049	319,390	1,296,266	926,711
Computer related and software development	1,384,270	608,175	3,822,565	1,639,335
Other	574,404	497,240	1,914,678	1,621,821
Total operating expenses	8,678,882	10,794,878	24,747,588	39,033,598
Loss from operations	(7,923,495)	(10,460,611)	(22,370,795)	(37,386,681)

Non-operating income (expense):
Unrealized gain on contingent consideration payable	-	44,129	-	-
Loss on settlement of contingent consideration payable	-	(649,688)	-	(649,688)
Interest and other, net	(144,520)	126,909	(144,279)	136,398
Total non-operating income (expense)	(144,520)	(478,650)	(144,279)	(513,290)
Loss before income taxes	(8,068,015)	(10,939,261)	(22,515,074)	(37,899,971)
Income tax expense	-	1,309,903	-	1,125,697
Net loss	(8,068,015)	(12,249,164)	(22,515,074)	(39,025,668)
Other comprehensive income (loss):
Foreign currency translation	51,383	(88,312)	124,172	(71,394)
Total comprehensive loss	$(8,016,632)	$(12,337,476)	$(22,390,902)	$(39,097,062)

Basic and diluted loss per share	$(0.13)	$(0.52)	$(0.53)	$(1.82)

Weighted average number of common shares outstanding during the period - basic and diluted	60,087,464	23,533,756	42,540,998	21,470,866

Supplemental Information to the Condensed Consolidated Statements of Operations and Comprehensive Loss
Software services revenues from related parties	$916,057	$604,682	$2,841,916	$1,690,735
Software services cost of revenues to related parties	$18,593	$87,268	$18,593	$248,808
Share-based compensation included in compensation	$1,059,878	$1,902,154	$2,761,167	$7,430,087
Share-based compensation included in consulting fees	$-	$-	$-	$11,649,693

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total

Balance at December 31, 2013	24,486,388	$2,448	$118,510,671	$(84,857,911)	$(110,721)	$(1,029,078)	$32,515,409

Issuance of common shares upon public offering, net of underwriting discount	34,945,000	3,494	40,620,068	-	-	-	40,623,562

Direct costs of public offering	-	-	(1,150,810)	-	-	-	(1,150,810)

Issuance of common shares upon vesting of restricted stock units	844,231	84	(84)	-	-	-	-

Share-based compensation	-	-	2,761,167	-	-	-	2,761,167

Foreign currency translation	-	-	-	-	124,172	-	124,172

Net loss	-	-	-	(22,515,074)	-	-	(22,515,074)

Balance at September 30, 2014 (Unaudited)	60,275,619	$6,027	$160,741,011	$(107,372,985)	$13,451	$(1,029,078)	$52,358,426

See accompanying notes to condensed consolidated financial statements.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,515,074)	$(39,025,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of contingent consideration payable	-	649,688
Depreciation and amortization expense	5,375,979	5,472,329
Share-based compensation	2,761,167	7,430,087
Share-based payments for consulting services	-	11,649,693
Other	360,144	47,740
Deferred taxes	-	1,125,697
Changes in operating assets and liabilities:
Accounts receivable	(1,163,090)	(184,664)
Deferred offering costs	-	3,476,427
Prepaid expense and other current assets	99,379	138,145
Due from related parties	(79,915)	(300,000)
Deposits	(90,942)	(129,724)
Accounts payable and accrued expenses	(2,091,271)	264,478
Due to related parties	-	(17,943)
Other current liabilities	(4,350)	(366)
NET CASH USED IN OPERATING ACTIVITIES	(17,347,973)	(9,404,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(649,232)	(189,042)
Repayment of note from related party - QuantX Management, LLP	-	2,250,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(649,232)	2,060,958

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting discount	40,623,562	26,017,625
Direct costs of public offering	(1,150,810)	(8,729,737)
Proceeds from revolving promissory note	1,000,000	-
Repayment of revolving promissory note	(1,000,000)	-
Purchase of treasury stock	-	(1,029,078)
Proceeds from sales of common shares, net of offering costs	-	3,300,000
Proceeds from loans from related parties	-	750,000
Repayment of loans from related parties	-	(750,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,472,752	19,558,810

Effect of exchange rate changes on cash and cash equivalents	104,715	(58,750)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,580,262	12,156,937

CASH AND CASH EQUIVALENTS - Beginning of period	8,473,847	1,380,078

CASH AND CASH EQUIVALENTS - End of period	$30,054,109	$13,537,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$14,331	$3,611
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of contingent consideration on Fundsolve acquisition	$-	$2,210,688

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

The Company’s consolidated subsidiaries are:

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

On February 6, 2014, LPS and Futures entered into an Agreement and Plan of Merger to consolidate LPS and Futures into a single entity, with LPS remaining as the surviving entity. Regulatory approval was granted and the merger was effective February 12, 2014. The Company is exploring alternatives for LPS that may include the sale or closure of this entity as it is no longer needed to carry out the Company’s business plans.

The Company has taken steps to place both Fundsolve and Institutional into liquidation as they are no longer needed to carry out the Company’s business. Effective October 24, 2014, the Financial Conduct Authority (“FCA”) granted Institutional’s request to withdraw its status as an authorized entity with the FCA.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X. Management believes that the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. These significant estimates and assumptions include estimates of fair value of goodwill and intangibles with indefinite lives for purposes of impairment testing, estimates of useful lives of assets, estimates of impairment of long-lived assets, estimates of fair values of share-based payment arrangements and estimates of valuation allowances related to deferred tax assets. Due to the inherent uncertainty involved with estimates, actual results may differ.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The new guidance is effective for annual and interim periods beginning after December 15, 2014. The impact on the Company of adopting the new guidance will depend on the nature, terms and size of business disposals completed after the effective date.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to reduce diversity in the timing and content of going concern disclosures.  This ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. The Company is evaluating the impact on its consolidated financial statements, however, the Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

(3) Fair Value Measurements

Fair Value Hierarchy

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Determination of Fair Value

The categorization of an asset or liability within the fair value hierarchy is based on the inputs described above and does not necessarily correspond to the Company’s management’s perceived risk of that asset or liability. Moreover, the methods used by management may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments and nonfinancial assets and liabilities could result in a different fair value measurement at the reporting date. Descriptions of the valuation methodologies, including the valuation techniques and the key input(s) used in the fair measurements for assets and liabilities on a recurring and nonrecurring basis are itemized below.

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

Recurring and Non-Recurring Fair Value Measurements

The Company had no recurring or non-recurring fair value measurements at September 30, 2014.

Transfers between Levels 1, 2 and 3

There were no transfers of financial assets or liabilities between Level 1 and Level 2, or between Level 2 and Level 3, during the nine months ended September 30, 2014 and year ended December 31, 2013.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Financial Liabilities not Measured at Fair Value

The following table summarizes the carrying amount and estimated fair value of the Company’s financial assets that are not measured at fair value either on a recurring or nonrecurring basis:

(Unaudited)		Estimated Fair Value
September 30, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,054,109	$30,054,109	$-	$-	$30,054,109
Notes receivable from related parties	$658,945	$-	$-	$384,918	$384,918

		Estimated Fair Value
December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,473,847	$8,473,847	$-	$-	$8,473,847

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

(4) Goodwill and Other Intangible Assets

Acquired Intangible Assets

		(Unaudited)
		September 30, 2014				December 31, 2013
	Amortization period	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Software and trading platform	3 years	$19,374,098	$-	$(13,582,338)	$5,791,760	$19,374,098	$(8,735,318)	$10,638,780
Customer relationships	3 years	1,261,000	-	(910,722)	350,278	1,261,000	(595,472)	665,528
Non-compete agreements	Life of agreement, 24 months	646,000	-	(646,000)	-	646,000	(646,000)	-
Total		$21,281,098	$-	$(15,139,060)	$6,142,038	$21,281,098	$(9,976,790)	$11,304,308
Indefinite-Lived Intangible Assets:
Broker licenses	N/A	$163,000	$(17,000)	$-	$146,000	$163,000	$-	$163,000
Patents pending	N/A	36,545	-	-	36,545	36,545	-	36,545
Trade names	N/A	2,000	-	-	2,000	2,000	-	2,000
Total		$201,545	$(17,000)	$-	$184,545	$201,545	$-	$201,545

Total amortization expense for intangible assets was $1,724,624 and $5,181,236 for the three and nine months ended September 30, 2014, respectively, and $1,808,618 and $5,406,604 for the three and nine months ended September 30, 2013, respectively. In connection with the Company’s decision to liquidate Institutional, an impairment loss of $17,000 was recognized during the current quarter and is included in Other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2014, the future estimated amortization expense related to amortizable intangible assets is expected to be as follows:

Remainder of 2014	$1,716,563
2015	4,425,475
$6,142,038

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The Company performs its annual goodwill impairment test each July 31, or whenever events or changes in circumstances exist that would more likely than not reduce the fair value of goodwill below its carrying value. The Company is currently in the process of performing this test for July 31, 2014 and based on certain factors, which includes the market capitalization of the Company’s stock at July 31, 2014 and its capital raise in a public offering in May 2014, its preliminary assessment indicates that there is no impairment of goodwill as of July 31, 2014.

During the period from July 31, 2014 through the date of this filing, the Company’s stock price continued to decline and it was determined that an interim evaluation of goodwill for impairment would be required. As such, the Company will also perform a goodwill impairment test during the fourth quarter of 2014 and when completed, a determination may be made that some or all of the carrying value of goodwill is impaired.

The changes in the carrying amount of goodwill are as follows:

	(Unaudited)
	Nine Months Ended	Year Ended
	September 30, 2014	December 31, 2013
Balances - beginning of period:
Gross goodwill	$14,647,588	$14,647,588
Accumlated impairment losses	(1,464,652)	(1,464,652)
Net goodwill - beginning of period	13,182,936	13,182,936

Goodwill acquired during the period	-	-
Impairment loss	(680)	-

Balances - end of period:
Gross goodwill	14,647,588	14,647,588
Accumulated impairment losses	(1,465,332)	(1,464,652)
Net goodwill - end of period	$13,182,256	$13,182,936

In connection with the Company’s decision to liquidate Institutional, an impairment loss of $680 was recognized during the current quarter and is included in Other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

(5) Certain Relationships and Related Party Transactions

Amounts recognized from transactions with related parties are disclosed below. Receivables from related parties included in the accompanying condensed consolidated balance sheets are presented in the following table:

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	September 30, 2014	December 31, 2013

Accounts receivable from QuantX	$1,107,688	$349,530

Note receivable from QuantX	$236,665	$-
Note receivable from Ferdinand Capital	112,962	-
Note receivable from stockholder	300,000	-
Interest receivable on above notes	9,318	-
Total notes receivable from related parties	$658,945	$-

Due from QuantX	$80,000	$243,030
Due from Ferdinand Capital	-	116,000
Due from stockholder	-	300,000
Total due from related parties	$80,000	$659,030

Total Related Party Receivables	$1,846,633	$1,008,560

Accounts Receivable from QuantX

Accounts receivable from QuantX represents the balance due from QuantX Management, LLP (collectively with its affiliates, “QuantX”) for the sale of our software services. QuantX is a related party as a result of certain past or present relationships with Brian Ferdinand (one of the founders of the Company) and Douglas J. Von Allmen (a holder of more than 5% of the Company’s common stock). QuantX is the Company’s largest customer and the receivable due from them accounted for 74% and 82% of our total net accounts receivable at September 30, 2014 and December 31, 2013, respectively. Subsequent to the balance sheet date, the Company received a total of $390,125 from, or on behalf of, QuantX towards their outstanding accounts receivable balance. Software services revenue earned from QuantX accounted for 61% and 65% of the Company’s total software services revenue during the three- and nine-months ended September 30, 2014, respectively.

While QuantX represents a substantial percentage of our revenues and outstanding accounts receivable, they have historically settled their accounts with the Company in full. However, QuantX’s business results are highly tied to the performance of their investment managers and the amount of capital under management. This can cause QuantX’s revenues and cash flows, at times, to be quite variable. As a result, their payments to the Company can also be quite variable in amounts and timing. As QuantX’s results are highly tied to their performance in the marketplace, there can be no assurance that future payments to the Company will be made on a timely basis or in full.

Note Receivable from QuantX

During 2012, the Company provided payments to GMA on behalf of QuantX in relation to the development of LiquidView®, a software tool which forms a component of the Company’s technology platform. In addition, Partners received payments from QuantX to facilitate the payment of operating expenses. LTI also advanced funds to QuantX for various expenses prior to being acquired by the Company. These payments net to a total of $243,030, and are included in Due from related parties in the accompanying condensed consolidated balance sheets at December 31, 2013.

On March 15, 2014, this receivable was converted to a three-year term note with QuantX in the principal amount of $243,030. The note bears interest at the rate of 4% per annum, with monthly payments of principal and interest totaling $7,175. The note is payable in full on March 15, 2017. QuantX made its first scheduled payment of $7,175 in May 2014 and have not made any subsequent payments on this note.

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

On March 15, 2014, this receivable was converted to a one-year term note with Ferdinand Capital in the principal amount of $116,000. The note bore interest at the rate of 4% per annum, with monthly payments of principal and interest totaling $9,877 and was payable in full on March 15, 2015. On June 15, 2014, this note was amended and restated to a three-year term note that is payable in full on June 15, 2017. The note, at the same principal amount of $116,000 and interest rate per annum of 4%, has monthly payments of principal and interest totaling $3,425. The first payment, which was due on July 15, 2014, was paid along with $1,170 of interest that was accrued under the original terms of the note. Subsequent to the balance sheet date, an additional $4,000 was paid on this note.

Pursuant to an amended and restated consulting agreement between the Company and an entity controlled by Mr. Ferdinand, the Company has the right to offset the consulting payments as repayment on the Ferdinand Capital note (see Note 11).

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

On March 27, 2014, this receivable was converted to a five-year term note, effective April 1, 2014, with the stockholder in the principal amount of $300,000. The note bears interest at the rate of 3% per annum, with monthly payments of principal and interest totaling $5,390. The note is payable in full on April 1, 2019. As of the balance sheet date, no payments have been made on this note.

Due from QuantX

In accordance with a legal settlement (see Legal Matters section of Note 6), QuantX was required to pay $130,000 as their part of the settlement. At September 30, 2014, QuantX did not make its scheduled payments and, as such, the Company, being jointly and severally liable, made these scheduled payments totaling $80,000 on QuantX’s behalf. This amount was recorded in Due from related parties in the accompanying condensed consolidated balance sheets at September 30, 2014 and was repaid by QuantX on October 1, 2014.

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with Mr. Ferdinand’s resignation, the Company entered into a two-year consulting agreement (the “Consulting Agreement”) with Ferdinand Trading, LLC, an entity controlled by Mr. Ferdinand. Pursuant to the Consulting Agreement, Mr. Ferdinand will be assisting with business development efforts; developing strategy for product development, marketing, partnerships and mergers and acquisitions; and providing support to the sales and marketing team, including client introduction. On October 16, 2014, Mr. Ferdinand and the Company agreed to an amendment and restatement of the Consulting Agreement (see Note 11). The Consulting Agreement provides for, among other things, an annual fee of $450,000, payable in quarterly increments, for such services. The Company has also agreed to reimburse Mr. Ferdinand for his health insurance premiums for up to eighteen months. The Company paid and expensed $112,500 and $187,500 during the three and nine months ended September 30, 2014, respectively, for the Consulting Agreement.

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

The Company had previously reported that it received a letter from counsel for a former employee claiming that the Company and certain other parties, including related parties, were responsible for paying the former employee stock compensation in the amount of $500,000 in consideration for services provided to Partners (then known as Centurion Capital Group, LLC). This matter was settled for $380,000, effective July 23, 2014, with the Company agreeing to pay $150,000 as its part of the settlement and QuantX and D&L Partners, LP (an entity controlled by Douglas J. Von Allmen) agreeing to pay $130,000 and $100,000, respectively, as their part of the settlement in accordance with an agreed upon payment schedule. At September 30, 2014, QuantX did not make its scheduled payments and, as such, the Company, being jointly and severally liable, made these scheduled payments totaling $80,000 on QuantX’s behalf. This amount was recorded as a receivable at September 30, 2014 and is in Due from related parties in the accompanying condensed consolidated balance sheets at September 30, 2014. On October 1, 2014, QuantX repaid the $80,000 to the Company.

The Company had previously reported that it was a defendant, along with Brian Ferdinand and QuantX (collectively, the “Liquid Defendants”), in an action filed on July 24, 2014 by Unqua Holdings, Inc. and its chairman/president Daniel Harley. On October 16, 2014, the Liquid Defendants filed a motion to dismiss the complaint against all of the defendants on a number of grounds. Unqua and Harley have not yet responded to the motion. The Company continues to believe that this lawsuit is without merit and that the Company has valid defenses against it. The Company intends to defend itself vigorously in this matter.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is not currently subject to any other pending or, to its knowledge, threatened legal proceedings that it expects could have a material impact on its condensed consolidated financial statements.

Lease Commitments

The Company has entered into lease agreements with third parties for certain office space and equipment, which expire at various dates through December 2023. Rent expense totaled $430,049 and $1,296,266 for the three and nine months ended September 30, 2014, respectively, and $319,390 and $926,711 for the three and nine months ended September 30, 2013, respectively. These amounts are recorded as Rent in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term.

At September 30, 2014, minimum future rental commitments under non-cancellable operating leases are as follows:

Remainder of 2014	$352,340
2015	1,434,738
2016	1,472,552
2017	1,512,622
2018	1,552,887
Thereafter	6,114,596
Total	$12,439,735

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

At September 30, 2014, there were 529,254 additional shares available for the Company to grant under the 2012 Amended Incentive Plan. On November 13, 2014, NQSOs totaling 305,000 were granted under the 2012 Amended Incentive Plan and 1,000,000 NQSOs were granted on terms substantially similar to those of the 2012 Amended Incentive Plan (see Note 11).

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

The following table summarizes the activity of non-vested RSUs granted under the 2012 Amended Incentive Plan:

	(Unaudited)
	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
		Weighted Average		Weighted Average
		Grant Date		Grant Date
Non-vested shares	Shares	Fair Value	Shares	Fair Value
Balance at beginning of period	1,231,754	$7.77	760,033	$7.54
Granted	858,857	1.16	1,077,560	7.82
Vested	(703,495)	7.46	(605,839)	7.57
Cancelled / Forfeited	(269,348)	7.53	-	-
Balance at end of period	1,117,768	$2.95	1,231,754	$7.77

At September 30, 2014, there was $2,546,735 of total unrecognized compensation costs related to non-vested RSUs granted under the 2012 Amended Incentive Plan. This cost is expected to be recognized during 2014 through 2017. The total fair value of shares vested during the three and nine months ended September 30, 2014 was $1,718,417 and $5,244,671, respectively.

Non-Qualified Stock Options

The Company recognizes compensation expense on non-qualified stock options (“NQSOs”) based on the grant date fair value per share over the applicable vesting period. The Company determines the fair value of NQSOs granted using the Black-Scholes valuation model measured at the grant date.

The Black-Scholes fair value of each NQSO grant was calculated using the following assumptions:

`	(Unaudited)
	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Dividend yield	0%	0%
Expected volatility	86%	50%
Risk-free interest rate	1.96%	1.70%
Expected term (years)	6.0	6.0

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of NQSOs granted under the 2012 Amended Incentive Plan:

	(Unaudited)
	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	420,505	$9.00	-	$-
Granted	30,000	4.64	420,505	9.00
Exercised	-	-	-	-
Forfeited	(70,096)	9.00	-	-
Balance at end of period	380,409	$8.66	420,505	$9.00

Exercisable at end of period	223,063	$9.00	12,798	$9.00

Remaining weighted average contractual life of exercisable options (years)		3.4		9.6

Aggregate intrinsic value		$-		$-

At September 30, 2014, there was $302,450 of total unrecognized compensation costs related to NQSOs granted under the 2012 Amended Incentive Plan. This cost is expected to be recognized during 2014 through 2016. The total fair value of shares vested during the three and nine months ended September 30, 2014 was $263,213 and $624,698, respectively.

(8) Income Taxes

The Company is subject to federal, New York State, New York City and other state tax jurisdictions. The Company’s initial corporate tax returns were filed for the year ended December 31, 2013.

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

The difference between the statutory tax rate of 35% and the effective tax rate of 0% at September 30, 2014 is due to the establishment of a full valuation allowance against the Company’s deferred tax assets.

As of September 30, 2014, the Company recorded deferred tax assets of approximately $12.7 million offset by a full valuation allowance of $12.7 million. This represents an increase in the valuation allowance of approximately $9.1 million for the nine months ended September 30, 2014.

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

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(8,068,015)	$(12,249,164)	$(22,515,074)	$(39,025,668)
Loss applicable to common shares	$(8,068,015)	$(12,249,164)	$(22,515,074)	$(39,025,668)
Weighted average common shares outstanding	60,087,464	23,533,756	42,540,998	21,470,866
Basic and diluted loss per common share	$(0.13)	$(0.52)	$(0.53)	$(1.82)

The calculation of diluted loss per share excludes the effect of all unvested RSUs and outstanding NQSOs because they were determined to be anti-dilutive and, therefore, diluted loss per share is the same as basic loss per share.

(10) Net Capital Requirements

Effective February 12, 2014, regulatory approval was granted for a merger between LPS and Futures, with LPS remaining as the surviving entity (see Note 1).

Institutional must maintain regulatory net capital of at least €50,000 in accordance with FCA regulations. LPS is required to maintain a net capital of at least $100,000. In the aggregate, the Company was required to maintain at least approximately $163,000 in net capital across all jurisdictions. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory minimum capital requirements.

Net capital balances and the amounts in excess of required net capital at September 30, 2014 and December 31, 2013 are as follows:

	(Unaudited)
	September 30, 2014		December 31, 2013
	Net Capital	Excess Net Capital	Net Capital	Excess Net Capital
Futures	$-	$-	$84,771	$39,771
Institutional	$215,979	$152,554	$204,451	$135,621
LPS	$141,264	$41,264	$291,791	$191,791

(11) Subsequent Events

In connection with a settlement by Mr. Ferdinand of a litigated dispute with a financial institution, he requested that the Company release a portion of the shares covered by a lock-up agreement that he and certain entities controlled by him (collectively, the “Ferdinand Entities”) had delivered in favor of the Company (the “Lock-up Agreement”), a copy of which was filed as exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 22, 2014 (the “April 22 8-K”).

In consideration of the release by the Company of an aggregate of 1,271,000 shares of its Common Stock from the Lock-up Agreement (including 771,000 shares previously released), the Company and the Ferdinand Entities entered into an amendment of the Lock-up Agreement as of October 16, 2014 (the “Amendment”) to provide that the duration of the Lock-up Agreement will be extended by a period of three months with respect to one-half of the total shares held by Mr. Ferdinand and the Ferdinand Entities as of April 17, 2015 (the unamended expiration date of the Lock-up Agreement). As a result of the amendment and after giving effect to the release of the aforementioned 1,271,000 shares, the Lock-up Agreement will expire with respect to 2,230,435 shares on April 17, 2015 and with respect to an additional 2,230,436 shares on July 17, 2015. In addition to the extension of the initial lock-up period, the Amendment also provides, among other things, for selling restrictions on the sale of 375,000 shares released from the Lock-up Agreement; for Mr. Ferdinand to cause Ferdinand Capital LLC, an entity controlled by Mr. Ferdinand, to make an early repayment to the Company of an outstanding $116,000 note payable to the Company, which note payable was scheduled to mature in 2017 (the “Term Note”); and for a release from Mr. Ferdinand and the Ferdinand Entities of any claims that they might have against the Company arising out of the Lock-up Agreement.

LIQUID HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In further consideration for the release, Mr. Ferdinand agreed to an amendment and restatement of the Consulting Agreement, dated as of April 21, 2014, between the Company and Ferdinand Trading, LLC (the “Amended & Restated Consulting Agreement”). (A copy of the Consulting Agreement was filed as exhibit 99.1 to the April 8-K). The Amended & Restated Consulting Agreement provides for, among other things, a right of set-off in connection with the repayment of the Term Note; quarterly payment of the fees due thereunder; and compliance by Mr. Ferdinand and the Ferdinand Entities with additional Company policies during the remaining term of the Amended & Restated Consulting Agreement.

The above description of the material terms of the Amended & Restated Consulting Agreement and the Amendment does not purport to be complete and is qualified in its entirety by reference to Exhibits 10.1 and 10.2, respectively.

Grant of NQSOs

On November 13, 2014, the Human Resources and Compensation Committee of the Company’s Board of Directors approved the grant of 1,305,000 NQSOs to certain employees of the Company. Of this total award, 305,000 NQSOs will be granted under the 2012 Amended Incentive Plan. The remaining 1,000,000 NQSOs are being granted to Peter R. Kent in connection with his hiring as the Company’s Chief Financial Officer. Mr. Kent’s NQSOs will be granted on terms substantially similar to those of the 2012 Amended Incentive Plan. All of the NQSOs will vest equally over three years and will have an exercise price of $1.50 per share. The above description of the material terms of the grant of NQSOs to Mr. Kent does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “continue,” “potential” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, expected financing needs, our business strategy and means to implement the strategy, our business plans and objectives, future innovation, the amount and timing of investments by us in our business and capital expenditures, the likelihood of our success in expanding our business, industry trends, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are not guarantees of performance. These statements are based on our beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for and our ability to market our products and services, the expansion of product offerings through new applications or geographically, the timing and cost of investments by us in our business and planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	market acceptance and performance of our products and services;

•	our ability to obtain the capital necessary to expand our operations and invest in new products and services;

•	general economic conditions in the markets where we operate;

•	industry competition;

•	competition from firms with greater financial, technical and marketing resources than us and related competitive pressures;

•	failure to protect or enforce our intellectual property rights in our proprietary technology;

•	intellectual property claims and challenges;

•	defects and errors in our products or services;

•	growth and maintenance of our customer base and customer contacts;

•	changes in our relationship with QuantX or with customers sourced through QuantX;

•	credit quality and payment history of our customers;

•	changes in the market demand for our products and services;

•	our ability to keep up with rapid technological change;

•	system failures and disruptions;

•	non-performance of third-party vendors;

•	the loss of key executives and failure to recruit and retain qualified personnel;

•	the risks associated with the expansion of our business;

•	our possible inability to integrate any businesses we acquire;

•	compliance with laws and regulations, including those relating to the securities industry;

•	cancellation or breach of customer contracts;

•	our ability to fulfill, or to generate revenues by fulfilling, customer contracts; and

•	other factors discussed or referenced in the sections titled “Risk Factors” in our filings with the SEC, including without limitation our 2013 Form 10-K and this Quarterly Report on Form 10-Q.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements. You should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of any of the events discussed or referenced above or in the sections titled “Risk Factors” in our 2013 Form 10-K and this Quarterly Report on Form 10-Q could harm our business, prospects, results of operations, liquidity and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

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

Overview

Liquid Holdings Group, Inc. provides a cloud-based operating system for fund managers that seamlessly integrates workflows across order, execution and real-time risk management with investor reporting and shadow NAV in a single platform. Our platform is backed by co-sourced, end-of-day processes and powered by our proprietary cloud which, together, reduce the need for client-side operations and IT personnel. Our current and prospective customers include small to mid-sized hedge funds, multi-manager hedge fund platforms, separately managed accounts, proprietary trading firms, family offices and financial institutions.

We deliver our technology efficiently, quickly and securely as a SaaS (Software-as-a-Service) solution that provides our customers with a customizable and rapidly deployable platform. We believe that our platform’s comprehensive capabilities and integrated real-time approach provides a distinctive offering that creates efficiencies for our customers by reducing both the number of service provider relationships the customer needs to maintain and the level of IT personnel necessary to support and integrate those multiple applications.

Our platform offers the following features and capabilities:

•	A Single, Real-Time Consolidated Portfolio View. We offer a single trade, order and position management solution for multiple asset classes such as equities, options, futures, fixed income securities and FX. Our customers can aggregate positions, exposures and risk metrics across all of their portfolios and asset classes on a single screen in real-time. With our platform there is no need to purchase or integrate several external programs to consolidate performance, profit and loss, risk management, shadow NAV and reporting functions across asset classes;

•	Real-Time Portfolio and Risk Analysis. Our platform’s architecture enables our customers to perform highly complex computations of risk and project probabilistic scenarios using data feeds in real-time. This allows our customers to quantify the probability of portfolio risk based on variables that they input to simulate a macro or micro event based on historical market events. It also enables users to calculate theoretical values instantly for over a dozen historic market events and crashes to simulate portfolio performance in times of market volatility. Our platform automatically routes trade data to our risk management system for real-time analysis. We believe most of our competitors offer this type of analysis only on an end-of-day or as-requested basis;

•	Real-Time Shadow Accounting and Reporting Management, Fee Management, and Transaction Cost Analysis. Our shadow accounting and reporting database was designed to reconcile a vast number of trades and their associated fees and transaction costs, giving traders and managers a clear and concise view of their portfolio accounting, including exchange/ECN fees, “soft dollar” arrangements, and brokerage and accounting adjustments in real-time. Our flexible and scalable architecture allows traders, operations personnel and senior management to view customized reports on an individual, group or enterprise wide basis;

•	Broker, Execution and Clearing Firm Agnostic. We provide our customers with the independence to select their preferred broker execution venues and clearing relationships. Our technology is able to connect our customers seamlessly to multiple prime brokers and over 100 liquidity destinations, including broker-dealers, private alternative trading systems/platforms, or dark pools, and other electronic communication networks, or ECNs. We do not monetize, sell or take the opposing side of our customers’ order flow, nor do we act as a market maker. Our technology allows our customers to be “broker neutral” in their choice of where a trade is executed, how the trade is sent to the market and which broker executes and clears the trade. We have established connectivity with some of the most recognized prime brokers and banking platforms in the world, offering our customers the ability to access these relationships for capital introduction and execution services globally; and

•	Managed Services. We provide managed services support for all customers which includes comprehensive trade reconciliation, corporate actions and dividend processing as well as start of day/end of day file processing and delivery between third parties and their clients as part of our overall solution. We believe that these services reduce our customers’ need to hire operations staff.

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

Key Operating Metrics

In addition to metrics based upon U.S. generally accepted accounting principles (“U.S. GAAP”) that we regularly monitor, we also monitor the following metrics to evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions:

	As of	As of	As of	As of	As of
Key Operating Metric	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Contracts - Contributing to Current Revenue
Number of Customers	27	48	76	97	95
Number of Units	455	517	629	679	670
Number of Units - QuantX(1)	378	421	419	407	401

Contracts - Expected to Contribute to Future Revenue(2)
Number of Customers	21	29	43	33	34
Number of Units	110	139	133	106	111
Number of Units - QuantX(1)	13	14	1	1	0

Contracts - Total
Number of Customers	48	77	119	130	129
Number of Units	565	656	762	785	781
Number of Units - QuantX(1)	391	435	420	408	401

Annual Contract Value (in millions)	$3.158	$4.520	$5.230	$5.450	$5.046

(1)	Represents units, included in “Number of Units,” that are being used by QuantX, a related party as a result of certain past or present relationships with the founders of the Company and certain persons who may be deemed to be affiliates of the Company, or paid for by QuantX on behalf of their own customers.

(2)	Represents contracts that have been signed but are not yet generating revenue because our product has not yet been deployed to the customer.

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

The hedge fund industry has continued to grow and stabilize since the market correction of 2008. Current forecasts indicate continued growth through 2014 and 2015, with continued new fund start-ups and spinoffs. Institutional investors look to enhance and diversify their investment portfolios, through alternative asset managers and emerging mandates from large investors, in order to continue to show health and growth. Emerging hedge funds, those with assets under management of $50 million to $500 million, with three- year track records are investing in technology to manage increased activity and required regulatory and operational oversight. This market segment, once penetrated, could have a positive impact to our future revenues. Additionally, the focus and emphasis on risk analytics as a mission critical application, and market acceptance of LiquidMetrics® as an award-winning, best of breed risk system, could have a significant impact to our revenues along with the broad acceptance of LiquidMetrics® as a compelling risk tool for sell side and managed accounts. Traditional registered investment advisors and high net worth investment manager segments are also looking to offer alternative investments and can benefit from the Liquid platform. The ability to advertise hedge funds may generate more interest than is currently anticipated and would further drive focus on technology for investor reporting distribution.

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

Brokerage activities. Until June 1, 2013, we generated a portion of our revenue through commissions generated by brokers executing transactions on behalf of our customers and by the mark-up generated by brokers executing transactions on a riskless principal basis. On June 1, 2013, we ceased over-the-counter brokerage operations by LPS and Futures. Effective February 12, 2014, we received regulatory approval to consolidate LPS and Futures, with LPS remaining as the surviving entity. The Company is exploring alternatives for LPS that may include the sale or closure of this entity as it is no longer needed to carry out our business plans.

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

Consulting fees. Consulting fees consist of services we are currently outsourcing such as market research, investor/public relations and human resources functions. Consulting fees also include the fees we pay to Brian Ferdinand pursuant to his Consulting Agreement with us (see Note 5 to the accompanying condensed consolidated financial statements). Consulting fees are expensed in the period in which they are incurred. The majority of our consulting fees, from inception to our IPO, were for share-based compensation relating to equity transactions with consultants, in which the consideration paid to the consultants was below the fair value of the equity they received. The amount by which the consideration is below fair market value is considered share-based compensation. In addition, the sale of our stock to strategic partners and consultants at below fair value also resulted in charges to share-based compensation.

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

Computer related and software development. Computer related and software development costs consist primarily of research & development costs. Research & development costs are expensed in the period in which they are incurred. Research & development costs include product management, product development, quality assurance and technology operations all with the goal of continuously refining and enhancing our automated and integrated, real-time systems for trading, risk management, accounting, reporting and administration.

Other. Other expenses consist primarily of travel, entertainment and marketing costs. These costs are expensed in the period in which they are incurred. We anticipate that we will continue to incur these costs due to our efforts to increase and broaden our customer base. In addition, since becoming a public company, our insurance costs have been a significant factor in our other expenses.

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

Results of Operations

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

	Three Months Ended
	September 30, 2014	September 30, 2013	Change

Software services revenue	$1,485,007	$732,388	$752,619

Cost of revenue (exclusive of items shown below)	729,620	398,121	331,499

Gross profit	755,387	334,267	421,120

Operating expenses:
Compensation(1)	3,427,804	6,065,772	(2,637,968)
Consulting fees	288,607	221,333	67,274
Depreciation and amortization	1,804,994	1,823,084	(18,090)
Professional fees	768,754	1,259,884	(491,130)
Rent	430,049	319,390	110,659
Computer related and software development	1,384,270	608,175	776,095
Other	574,404	497,240	77,164
Total operating expenses	8,678,882	10,794,878	(2,115,996)
Loss from operations	(7,923,495)	(10,460,611)	2,537,116

Non-operating income (expense):
Unrealized gain on contingent consideration payable	-	44,129	(44,129)
Loss on settlement of contingent consideration payable	-	(649,688)	649,688
Interest and other, net	(144,520)	126,909	(271,429)
Total non-operating income (expense)	(144,520)	(478,650)	334,130
Loss before income taxes	(8,068,015)	(10,939,261)	2,871,246
Income tax expense	-	1,309,903	(1,309,903)
Net loss	$(8,068,015)	$(12,249,164)	$4,181,149

(1) Share-based compensation included in compensation	$1,059,878	$1,902,154	(842,276)

For purposes of the following analysis, the three months ended September 30, 2014 is defined as the “current quarter” and the three months ended September 30, 2013 will be defined as the “prior quarter.”

Revenue

Software services revenue was $1.5 million during the three months ended September 30, 2014, an increase of $0.8 million from $0.7 million during prior quarter. The increase was due primarily to an increase in the number of customers and units contributing to revenue during the current quarter. Customers and units contributing to revenue totaled 95 and 670, respectively, at September 30, 2014 compared to 27 and 455, respectively, at September 30, 2013. QuantX and our affiliated customers accounted for 62% of our software services revenue during the three months ended September 30, 2014, and 60% of our units contributing to revenue at September 30, 2014. During the fourth quarter of 2013, we entered into a $1.0 million annual contract with QuantX for an enhanced version of our LiquidMetrics® platform, and we started charging customers for their use of market data services, both of which added to the increase in software services revenue during the current quarter. During the second quarter of 2014, we entered into a $250,000 annual contract with another customer for our LiquidMetrics® platform that also contributed to the increase in software services revenue during current quarter. Revenue generated from market data services totaled $0.1 million for the three months ended September 30, 2014.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenues for software services was $0.7 million during the three months ended September 30, 2014, an increase of $0.3 million from $0.4 million in the prior quarter. The increase was directly attributable to the increase in our revenue, as the need to grow our company in order to support the implementation of new customers and the continued support of existing customers led to increases in payroll and consulting costs that are allocated to cost of revenues. Additionally, costs related to market data, a service that we started charging customers for in the fourth quarter of 2013, contributed to the overall increase in cost of revenues for software services. The costs related to market data were charged to those customers utilizing this service at no profit to the Company. Gross profit and gross margin related to software services revenue during the three months ended September 30, 2014 was $0.8 million and 50.9%, respectively, compared to $0.3 million and 45.6%, respectively, in the prior quarter.

Operating Expenses

Total operating expenses were $8.7 million during the three months ended September 30, 2014, a decrease of $2.1 million from $10.8 million in the prior quarter. The decrease was due primarily to a decrease in compensation expense of $2.6 million plus a decrease in professional fees of $0.5 million offset, in part, by an increase in computer related and software development costs of $0.8 million.

Compensation expense was $3.4 million during the three months ended September 30, 2014, a decrease of $2.6 million from $6.1 million in the prior quarter. Excluding share-based compensation, compensation expense was $2.4 million, a decrease of $1.8 million from $4.2 million in the prior quarter. The prior quarter included guaranteed payments to the founders of the Company totaling $1.1 million as well as the salary of one of those founders, Brian Ferdinand. In April of 2014, Mr. Ferdinand became a consultant to the Company and, therefore, his compensation is recorded in consulting fees during the three months ended September 30, 2014 (see Note 5 to the accompanying condensed consolidated financial statements). Also adding to the decrease in compensation expense was a higher percentage of compensation costs allocated to cost of revenues and research & development costs during the current quarter as compared to the prior quarter. The decrease was offset, in part, by higher compensation costs due to the increase in overall headcount, as well as severance costs incurred, during the current quarter. Share-based compensation was $1.1 million during the three months ended September 30, 2014 compared to $1.9 million in the prior quarter. This decrease was due to the revaluation of certain awards based on the decline in the Company’s stock price at September 30, 2014 compared to the stock price at September 30, 2013.

Consulting fees were $0.3 million during the three months ended September 30, 2014, an increase of $0.1 million from $0.2 million in the prior quarter. The increase was due primarily to the consulting agreement we entered into in April of 2014 with Mr. Ferdinand as noted in the preceding paragraph.

Depreciation and amortization was $1.8 million during the three months ended September 30, 2014, a slight decrease from the prior quarter due primarily to certain intangible assets that became fully amortized at December 31, 2013 and, therefore, no amortization was recorded for these intangible assets during the current quarter. Offsetting this current quarter decrease, in part, was an increase in depreciation due to the increase in our property and equipment purchased subsequent to the prior quarter.

Professional fees were $0.8 million during the three months ended September 30, 2014, a decrease of $0.5 million from $1.3 million in the prior quarter. The decrease was due primarily to lower auditing and tax fees driven by the recent change in our independent public accounting firm and a higher percentage of professional fees allocated to cost of revenues and research & development costs during the current quarter as compared to the prior quarter. This decrease was offset, in part, by higher public company costs incurred during the current quarter as our IPO occurred at the end of July 2013.

Rent expense was $0.4 million during the three months ended September 30, 2014, an increase of $0.1 million from $0.3 million in the prior quarter. The increase was due primarily to higher rent for the lease of our corporate headquarters that became effective December 6, 2013 as well as space we leased for certain back-office operations that commenced on October 1, 2013 (see Lease Commitments section of Note 6 to the accompanying condensed consolidated financial statements).

Computer related and software development costs were $1.4 million during the three months ended September 30, 2014, an increase of $0.8 million from $0.6 million in the prior quarter. The increase was due primarily to research & development costs for our software which totaled $1.0 million during the current quarter compared to $0.4 million in the prior quarter. Additionally, increased data center and software licensing and maintenance fees during the current quarter contributed to the increase.

Other expenses were $0.6 million during the three months ended September 30, 2014, an increase of $0.1 million from $0.5 million in the prior quarter. The increase was due primarily to higher insurance costs and taxes. Since converting to a corporation in July 2013, the Company is subject to capital-based taxes in the states in which it does business. These taxes are not based on income and, therefore, are recorded in Other operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The increase was offset, in part, by lower travel, entertainment and marketing costs as the Company continues to focus on becoming more cost efficient with its spending.

Non-Operating Income (Expense)

Total non-operating expense was $144,520 during the three months ended September 30, 2014 compared to $478,650 in the prior quarter. The expense during the current quarter consisted of $150,000 for the Company’s share of a legal settlement (see Legal Matters section of Note 6 to the accompanying condensed consolidated financial statements) offset, in part, by net interest income. The expense in the prior quarter was the result of a $650,000 loss on the settlement of contingent consideration related to our July 31, 2012 acquisition of Fundsolve. This loss was offset, in part, by an insurance reimbursement received in the prior quarter related to a previously disclosed legal settlement.

Income Tax Expense

We incurred no income tax expense during the three months ended September 30, 2014, as compared to $1.3 million in the prior quarter. We recorded a full valuation allowance during the current quarter as a result of analyzing the recoverability of our recorded deferred tax assets. As previously noted, on July 24, 2013, we reorganized as a corporation from a limited liability company and are now subject to federal and state taxes. Based on this conversion, our deferred tax liabilities originally recorded at the tax rates applicable to our LLC status, were revalued at the current corporate income tax rates in effect at such time. As a result, we incurred a tax expense of $1.3 million in the prior quarter.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change
Revenues:
Software services	$4,308,876	$2,016,159	$2,292,717
Brokerage activities	-	1,872,647	(1,872,647)
	4,308,876	3,888,806	420,070
Cost of revenues (exclusive of items shown below):
Software services	1,932,083	993,697	938,386
Brokerage activities	-	1,248,192	(1,248,192)
	1,932,083	2,241,889	(309,806)
Gross profit:
Software services	2,376,793	1,022,462	1,354,331
Brokerage activities	-	624,455	(624,455)
	2,376,793	1,646,917	729,876
Operating expenses:
Compensation(1)	9,353,828	14,928,963	(5,575,135)
Consulting fees(2)	959,816	12,182,417	(11,222,601)
Depreciation and amortization	5,375,979	5,472,329	(96,350)
Professional fees	2,024,456	2,262,022	(237,566)
Rent	1,296,266	926,711	369,555
Computer related and software development	3,822,565	1,639,335	2,183,230
Other	1,914,678	1,621,821	292,857
Total operating expenses	24,747,588	39,033,598	(14,286,010)
Loss from operations	(22,370,795)	(37,386,681)	15,015,886

Non-operating income (expense):
Unrealized gain on contingent consideration payable	-	-	-
Loss on settlement of contingent consideration payable	-	(649,688)	649,688
Interest and other, net	(144,279)	136,398	(280,677)
Total non-operating income (expense)	(144,279)	(513,290)	369,011
Loss before income taxes	(22,515,074)	(37,899,971)	15,384,897
Income tax expense	-	1,125,697	(1,125,697)
Net loss	$(22,515,074)	$(39,025,668)	$16,510,594

(1) Share-based compensation included in compensation	$2,761,167	$7,430,087	(4,668,920)

(2) Share-based compensation included in consulting fees	$-	$11,649,693	(11,649,693)

For purposes of the following analysis, the nine months ended September 30, 2014 is defined as the “current period” and the nine months ended September 30, 2013 will be defined as the “prior period.”

Revenues

Software services revenue was $4.3 million during the nine months ended September 30, 2014, an increase of $2.3 million from $2.0 million during the prior period. The increase was due primarily to an increase in the number of customers and units contributing to revenue during the current period. Customers and units contributing to revenue totaled 95 and 670, respectively, at September 30, 2014 compared to 27 and 455, respectively, at September 30, 2013. QuantX and our affiliated customers accounted for 66% of our software services revenue during the nine months ended September 30, 2014, and 60% of our units contributing to revenue at September 30, 2014. During the fourth quarter of 2013, we entered into a $1.0 million annual contract with QuantX for an enhanced version of our LiquidMetrics® platform, and we started charging customers for their use of market data services, both of which added to the increase in software services revenue during the current period. During the second quarter of 2014, we entered into a $250,000 annual contract with a separate customer for our LiquidMetrics® platform that also contributed to the increase in software services revenue during the current quarter. Revenue generated from market data services totaled $0.4 million for the nine months ended September 30, 2014.

On June 1, 2013, the Company ceased the over-the-counter brokerage operations of LPS and Futures. As a result, we are not currently generating brokerage revenue.

Cost of Revenues, Gross Profit and Gross Margin

Cost of revenues for software services was $1.9 million during the nine months ended September 30, 2014, an increase of $0.9 million from $1.0 million in the prior period. The increase was directly attributable to the increase in our revenue, as the need to grow our company in order to support the implementation of new customers and the continued support of existing customers led to increases in payroll and consulting costs that are allocated to cost of revenues. Additionally, costs related to market data, a service that we started charging customers for in the fourth quarter of 2013, contributed to the overall increase in cost of revenues for software services. The costs related to market data were charged to those customers utilizing this service at no profit to the Company. Gross profit and gross margin related to software services revenue during the nine months ended September 30, 2014 was $2.4 million and 55.2%, respectively, compared to $1.0 million and 50.7%, respectively, in the prior period.

On June 1, 2013, the Company ceased the over-the-counter brokerage operations of LPS and Futures. As a result, we are not currently incurring any cost of revenues relating to brokerage activities.

Operating Expenses

Total operating expenses were $24.7 million during the nine months ended September 30, 2014, a decrease of $14.3 million from $39.0 million in the prior period. The decrease was due primarily to a decrease in share-based compensation of $16.3 million offset, in part, by increases in computer related and software development costs of $2.2 million.

Compensation expense was $9.4 million during the nine months ended September 30, 2014, a decrease of $5.6 million from $14.9 million in the prior period. Excluding share-based compensation, compensation expense was $6.6 million, a decrease of $0.9 million from $7.5 million in the prior period. The prior period included guaranteed payments to the founders of the Company totaling $1.1 million as well as the salary of one of those founders, Brian Ferdinand for a full nine months. In April of 2014, Mr. Ferdinand became a consultant to the Company and, therefore, his compensation from that point forward is recorded in consulting fees (see Note 5 to the accompanying condensed consolidated financial statements). Also adding to the decrease in compensation expense was a higher percentage of compensation costs allocated to cost of revenues and research & development costs during the current period as compared to the prior period. The decrease was offset, in part, by higher compensation costs due to the increase in overall headcount, as well as severance costs incurred, during the current period. Share-based compensation was $2.8 million during the nine months ended September 30, 2014 compared to $7.4 million in the prior period. The prior period amount was comprised predominantly of share-based compensation awarded to our founders, our board members as consideration for agreeing to serve as members of our board, and other transactions in our equity prior to our IPO. In addition, share-based compensation during the nine months ended September 30, 2014 was reduced due to the revaluation of certain awards based on the decline in the Company’s stock price at September 30, 2014 compared to the stock price at September 30, 2013.

Consulting fees were $1.0 million during the nine months ended September 30, 2014, a decrease of $11.2 million from $12.2 million in the prior period. Excluding share-based compensation, which was only reported in the prior period, consulting fees increased $0.4 million during the current period due primarily to costs for an IT systems consultant, who was brought on as a full-time employee during the third quarter of 2014, as well as the recording of Mr. Ferdinand’s compensation in consulting fees as noted in the preceding paragraph. Share-based compensation was $11.6 million during the prior period and was for equity we granted to consultants as payment for services rendered to us. In addition, the sale of our stock to strategic partners and consultants at below fair value also resulted in charges to share-based compensation.

Depreciation and amortization was $5.4 million during the nine months ended September 30, 2014, a slight decrease from the prior period due primarily to certain intangible assets that became fully amortized at December 31, 2013 and, therefore, no amortization was recorded for these intangible assets during current period. Offsetting this current period decrease, in part, was an increase in depreciation due to the increase in our property and equipment purchased subsequent to the prior period.

Professional fees were $2.0 million during the nine months ended September 30, 2014, a decrease of $0.2 million from $2.3 million in the prior period. The decrease was due primarily to lower legal fees incurred relating to litigation matters and a higher percentage of professional fees allocated to cost of revenues and research & development costs during the current period as compared to the prior period. This decrease was offset, in part, by higher public company costs incurred during the current period as our IPO occurred at the end of July 2013.

Rent expense was $1.3 million during the nine months ended September 30, 2014, an increase of $0.4 million from $0.9 million in the prior period. The increase was due primarily to higher rent for the lease of our corporate headquarters that became effective December 6, 2013 as well as space we leased for certain back-office operations that commenced on October 1, 2013 (see Lease Commitments section of Note 6 to the accompanying condensed consolidated financial statements).

Computer related and software development costs were $3.8 million during the nine months ended September 30, 2014, an increase of $2.2 million from $1.6 million in the prior period. The increase was due primarily to research & development costs for our software which totaled $2.8 million during the current period compared to $1.1 million in the prior period. Additionally, increased data center and software licensing and maintenance fees during the current period contributed to the increase.

Other expenses were $1.9 million during the nine months ended September 30, 2014, an increase of $0.3 million from $1.6 million in the prior period. The increase was due primarily to higher insurance costs relating to our directors & officers policy.

Non-Operating Income (Expense)

Total non-operating expense was $144,279 during the nine months ended September 30, 2014 compared to $513,290 in the prior period. The expense during the current period consisted of $150,000 for the Company’s share of a legal settlement (see Legal Matters section of Note 6 to the accompanying condensed consolidated financial statements) offset, in part, by net interest income. The expense in the prior period was the result of a $650,000 loss on the settlement of contingent consideration related to our July 31, 2012 acquisition of Fundsolve. This loss was offset, in part, by an insurance reimbursement received in the prior period related to a previously disclosed legal settlement.

Income Tax Expense

We incurred no income tax expense during the nine months ended September 30, 2014, as compared to $1.1 million in the prior period. We recorded a full valuation allowance during the current period as a result of analyzing the recoverability of our recorded deferred tax assets. As previously noted, on July 24, 2013, we reorganized as a corporation from a limited liability company and are now subject to federal and state taxes. Based on this conversion, our deferred tax liabilities originally recorded at the tax rates applicable to our LLC status, were revalued at the current corporate income tax rates in effect at such time. As a result, we incurred a tax expense of $1.3 million in the prior period that was offset, in part, by a tax benefit recorded prior to the conversion.

Liquidity and Capital Resources

Overview

At September 30, 2014 and December 31, 2013, our cash and cash equivalents of approximately $30.1 million and $8.5 million, respectively, were held for working capital purposes. Our operations have been financed primarily through private and, more recently, public sales of our equity securities. On May 20, 2014, we completed a follow-on public offering in which 32,000,000 shares of our common stock were sold at a public offering price of $1.25 per share. On May 27, 2014, the underwriters for this offering partially exercised their over-allotment option and purchased an additional 2,945,000 shares of our common stock at $1.25 per share. We received net proceeds from this offering of approximately $39.5 million after deducting underwriting discounts and commissions of approximately $3.1 million and offering related expenses of approximately $1.1 million.

We have had significant operating losses during the period from our inception on April 24, 2012, through September 30, 2014. We have financed our operations during this time primarily through capital markets transactions. We anticipate that our existing capital resources, cash flows from revenues, and cost reduction initiatives, will be adequate to satisfy our liquidity requirements for at least the next 12 months. However, our future liquidity requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our software and the continued ability to raise additional capital. See “Cautionary Note About Forward-Looking Statements” above.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013

Net cash used in operating activities	$(17,347,973)	$(9,404,081)
Net cash provided by (used in) investing activities	(649,232)	2,060,958
Net cash provided by financing activities	39,472,752	19,558,810
Effect of exchange rate changes on cash and cash equivalents	104,715	(58,750)
Net increase in cash and cash equivalents	$21,580,262	$12,156,937

Cash Flows from Operating Activities

Net cash used in operating activities totaled $17.3 million during the nine months ended September 30, 2014. The net cash used resulted from our net loss of $22.5 million and a negative net change in our operating assets and liabilities of $3.3 million offset, in part, by non-cash charges of $8.5 million. The net loss was the result of significant expenses we continued to incur as a startup business and in now being a public company. Included in non-cash charges was $2.8 million in share-based compensation expense. The net change in our operating assets and liabilities was due primarily to a reduction in our accounts payable and accrued expenses of $2.1 million coupled with an increase in our accounts receivable of $1.2 million.

Net cash used in operating activities totaled $9.4 million during the nine months ended September 30, 2013. The net cash used resulted from our net loss of $39.0 million offset, in part, by non-cash charges of $26.4 million and a positive net change in our operating assets and liabilities of $3.2 million. The net loss was the result of significant expenses we incurred as a startup business and in our preparation to become a public company which occurred in July 2013. Included in non-cash charges was $19.1 million in share-based compensation expense to employees and equity grants to consultants, of which $15.7 million was from the sale or transfer of common shares by the Company, its founders and certain employees that were below fair value or for no monetary consideration and which are non-recurring because we are now a publicly traded company. The net change in our operating assets and liabilities was due primarily to $3.5 million of direct costs relating to our IPO that were charged to stockholders’ equity from deferred offering costs upon the completion of our IPO.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $0.6 million during the nine months ended September 30, 2014 and was due to the purchase of property and equipment.

Net cash provided by investing activities totaled $2.1 million during the nine months ended September 30, 2013 and was due to the repayment of the principal balance of $2.3 million on a note due from QuantX offset, in part, by the purchase of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.5 million during the nine months ended September 30, 2014 and was due to $40.6 million of net proceeds from our follow-on public offering less direct costs of $1.1 million.

Net cash provided by financing activities totaled $19.6 million during the nine months ended September 30, 2013 and was due primarily to $26.0 million of net proceeds from our IPO less direct costs of $8.7 million. Additionally, $3.3 million of proceeds were received from the private sales of our equity securities.

Regulatory Capital

The SEC, the U.S. Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”), the Financial Industry Regulatory Authority, Inc. (“FINRA”), FCA and other U.S. and non-U.S. regulators have stringent rules concerning the capitalization and operation of our broker-dealer subsidiaries.

LPS, our SEC registered broker-dealer subsidiary, which does not hold funds or securities for customers, is required to maintain a net capital of at least $100,000. As of September 30, 2014 and December 31, 2013, LPS maintained a net capital of approximately $141,000 and $292,000, respectively. We are exploring alternatives for LPS that may include the sale or closure of this entity as it is no longer needed to carry out the Company’s business plans.

Effective February 12, 2014, Futures was merged into LPS, with LPS remaining as the surviving entity and, as a result, Futures is no longer subject to minimum net capital requirements. Prior to this merger, Futures operated as an independent introducing broker and was required to maintain $45,000 of net capital in accordance with CFTC Regulation 1.17. As of December 31, 2013 Futures maintained a net capital of approximately $85,000.

As an FCA regulated broker-dealer, Institutional, our U.K. subsidiary, was required to maintain €50,000 of minimum regulatory capital, which is reported to the FCA in British Pounds. As of September 30, 2014 and December 31, 2013, Institutional maintained regulatory capital of approximately $216,000 and $204,000, respectively (or approximately €170,000 and €148,000, respectively). We are currently in the process of closing the business of Institutional which we anticipate to occur prior to year end. Effective October 24, 2014, the FCA granted Institutional’s request to withdraw its status as an authorized entity with the FCA.

Contractual Obligations and Commitments

Primary contractual obligations at September 30, 2014 are payments under operating leases and a consulting agreement. The following summarizes our material contractual obligations and commitments at September 30, 2014 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
Operating leases (1)	$12,439	$1,426	$2,965	$2,958	$5,090
Consulting agreement (2)	713	450	263	-	-

	$13,152	$1,876	$3,228	$2,958	$5,090

(1)	Consists of contractual obligations from non-cancellable office space under operating leases.

(2)	Represents a two-year consulting agreement with Ferdinand Trading, LLC (see “Consulting Agreement”).

Consulting Agreement

On April 18, 2014, Brian Ferdinand tendered his resignation as Vice Chairman and a member of the Board of Directors of the Company as well as his position as Head of Corporate Strategy. Mr. Ferdinand’s resignation was not due to any disagreement with the Company, the Board or the Company’s management.

In connection with Mr. Ferdinand’s resignation, the Company entered into a two-year consulting agreement (the “Consulting Agreement”) with Ferdinand Trading, LLC, an entity controlled by Mr. Ferdinand. Pursuant to the Consulting Agreement, Mr. Ferdinand will be assisting with business development efforts; developing strategy for product development, marketing, partnerships and mergers and acquisitions; and providing support to the sales and marketing team, including client introduction. On October 16, 2014, Mr. Ferdinand and the Company agreed to an amendment and restatement of the Consulting Agreement (see Note 11 to the accompanying condensed consolidated financial statements). The Consulting Agreement provides for, among other things, an annual fee of $450,000, payable in quarterly increments, for such services. The Company has also agreed to reimburse Mr. Ferdinand for his health insurance premiums for up to eighteen months.

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

Interest Rate Risk

We had cash and cash equivalents of approximately $30.1 million and $8.5 million as of September 30, 2014 and December 31, 2013, respectively. This amount was held primarily in cash deposits and money market funds and is held for working capital purposes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition, liquidity or our results of operations.

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

We have been taking steps and plan to take additional steps to remediate the underlying causes of our material weaknesses, primarily through the development and implementation of formal policies, improved processes, upgraded financial accounting systems and documented procedures, as well as the hiring of additional finance personnel. We hired a Chief Financial Officer in September 2012, an Accounting Manager and a General Counsel in March 2013, and a Controller in April 2013, with the appropriate knowledge, experience and ability to fulfill our obligations to comply with the accounting, reporting and other requirements applicable to public companies. In addition, we implemented a new general ledger system in July 2014, which we believe will enhance our internal controls and reporting capabilities once fully utilized. In October 2014, we hired a new Chief Financial Officer. Although we plan to complete our remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating these material weaknesses.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses discussed above and the fact that these identified material weaknesses are still in the process of being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing implementation of steps to remediate the material weaknesses identified above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The discussion set forth in the Legal Matters section of Note 6 to the accompanying condensed consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors

As of September 30, 2014, except as set forth below, there were no material changes to our Risk Factors from those described in Part 1, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Ownership of Our Common Stock and Our Organizational Structure

If we fail to meet the requirements for continued listing on the NASDAQ Global Market, we may be at risk of being delisted.

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain our listing on the NASDAQ Global Market, we must continue to meet certain continued listing requirements.  One of these requirements is a $1.00 per share minimum closing bid price requirement. Our closing bid price on November 12, 2014 was $1.00 per share and, prior to this date, our closing bid price had been below $1.00 per share for 15 consecutive trading days. If we fail to satisfy the $1.00 per share minimum closing bid price requirement for a period of 30 consecutive trading days, we may receive a deficiency letter from the NASDAQ Stock Market, after which we anticipate that we would have a period of 180 days to regain compliance with the minimum closing bid price requirement. If we were unable to regain compliance within the 180-day period, we might be eligible to transfer our listing to the NASDAQ Capital Market if we satisfy all the requirements for continued listing on that market other than the minimum closing bid price requirement, after which we might be entitled to an extension of the 180-day period to regain compliance with the minimum closing bid price requirement. If we fail to satisfy the $1.00 per share minimum closing bid requirement or any other NASDAQ continued listing requirements and are unable to regain compliance, our common stock could be delisted from NASDAQ. Following any such delisting, our common stock might be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets are generally considered to be less efficient than, and not as broad as, the NASDAQ Global Market or the NASDAQ Capital Market. Many OTC and “pink sheet” stocks trade less frequently and in smaller volumes than securities traded on NASDAQ, which could have a material adverse effect on the liquidity of our common stock. In addition, if our common stock were to be delisted from NASDAQ, our ability to raise additional capital may be further impaired and we could become subject to the SEC’s penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on NASDAQ. If we were delisted from NASDAQ and become subject to the penny stock rules, broker-dealers who sell our common stock would be subject to additional sales practice requirements, the ability of broker-dealers and our stockholders to sell their shares of our common stock may be more limited and market liquidity for our common stock could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Amended & Restated Consulting Agreement, dated as of October 16, 2014, between Ferdinand Trading, LLC and Liquid Holdings Group, Inc. (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2014).

10.2	Amendment of October 16, 2014 to Lock-up Agreement, dated April 18, 2014, in favor of Liquid Holdings Group, Inc. (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2014).

10.3	Executive Employment Agreement, dated October 27, 2014, between Liquid Holdings Group, Inc. and Peter R. Kent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2014).

10.4	Notice of Stock Option Award and Non-Qualified Stock Option Agreement, dated November 13, 2014, between Liquid Holdings Group, Inc. and Peter R. Kent.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Liquid Holdings Group, Inc.
(Registrant)

Date: November 14, 2014	/s/ Peter R. Kent
Peter R. Kent
Chief Financial Officer
(Principal Financial and Accounting Officer)

